Form 10-Q
period 1996-03-31
CREATIVE BIOMOLECULES INC
filed 1996-05-14
CIK 857121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         Commission file number: 0-19910

                           CREATIVE BIOMOLECULES, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                94-2786743
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
  of incorporation or organization)


     45 SOUTH STREET, HOPKINTON, MA                       01748
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (508) 435-9001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       [ X ] Yes        [   ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 2, 1995, the registrant had 29,071,505 shares of common stock outstanding.


                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Balance Sheets - March 31, 1996 and December 31, 1995          3

                      Consolidated Statements of Operations for the three months ended
                          March 31, 1996 and 1995                                               4

                      Consolidated Statements of Cash Flows for the three months ended
                          March 31, 1996 and 1995                                               5

                      Notes to Consolidated Financial Statements                                6

          Item 2.   Management's Discussion and Analysis
                         of Financial Condition and Results of Operations                       7


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                                          11

          Item 2.   Changes in Securities                                                      11

          Item 3.   Defaults Upon Senior Securities                                            11

          Item 4.   Submission of Matters to a Vote of Security Holders                        11

          Item 5.   Other Information                                                          12

          Item 6.   Exhibits and Reports on Form 8-K                                           12


SIGNATURES

                   CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY

                                             CONSOLIDATED BALANCE SHEETS

                                                                                        March 31,      December 31,
                                                                                          1996            1995
                                                                                       ----------      ------------
                                                                                      (unaudited)
ASSETS
- ------
CURRENT ASSETS:
  Cash and cash equivalents                                                          $ 14,322,409      $ 11,917,779
  Marketable securities                                                                 3,193,792         8,084,269
  Accounts receivable                                                                   2,896,172         2,818,618
  Inventory                                                                               580,968           562,290
  Prepaid expenses and other                                                              327,868           149,105
                                                                                     ------------      ------------
    Total current assets                                                               21,321,209        23,532,061
                                                                                     ------------      ------------
PROPERTY, PLANT AND EQUIPMENT - net                                                    14,594,490        14,736,306
                                                                                     ------------      ------------
OTHER ASSETS:
  Patents and licensed technology - net                                                   376,137           382,703
  Deferred patent application costs - net                                               2,620,015         2,431,298
  Deposits and other                                                                      458,473           258,473
                                                                                     ------------      ------------
    Total other assets                                                                  3,454,625         3,072,474
                                                                                     ------------      ------------
TOTAL                                                                                $ 39,370,324      $ 41,340,841
                                                                                     ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
  Lease obligations - current portion                                                $     47,149      $     42,567
  Accounts payable                                                                      1,787,686           738,100
  Accrued liabilities                                                                     483,733           512,446
  Accrued compensation                                                                    560,358           495,633
                                                                                     ------------      ------------
    Total current liabilities                                                           2,878,926         1,788,746
                                                                                     ------------      ------------
LEASE OBLIGATIONS                                                                       1,694,436         1,710,910
                                                                                     ------------      ------------
DEFERRED COMPENSATION - Officers                                                                             12,500
                                                                                     ------------      ------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
  Common stock, $.01 par value, 50,000,000 shares authorized,
    29,069,505 shares and 28,894,996 shares issued and outstanding
    at March 31, 1996 and December 31, 1995, respectively                                 290,695           288,950
  Common stock payable                                                                                    1,736,586
  Additional paid-in capital                                                          107,145,599       105,001,625
  Accumulated deficit                                                                 (72,639,332)      (69,198,476)
                                                                                     ------------      ------------
    Total stockholders' equity                                                         34,796,962        37,828,685
                                                                                     ------------      ------------
TOTAL                                                                                $ 39,370,324      $ 41,340,841
                                                                                     ============      ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Three Months Ended
                                                                           March 31,
                                                             ----------------------------------
                                                                1996                  1995
                                                                ----                  ----
                                                                        (unaudited)
REVENUE:
  Research and development contracts                         $ 1,055,704            $ 1,489,475
  Manufacturing contracts                                        612,065              2,121,256
  License fees and royalties                                     101,584
  Interest and other                                             270,441                216,394
                                                             -----------            -----------
    Total revenues                                             2,039,794              3,827,125
                                                             -----------            -----------
COSTS AND EXPENSES:
  Research and development                                     3,832,752              2,777,558
  Manufacturing contracts                                        477,533              1,708,105
  Marketing, general and administrative                        1,115,563                921,035
  Interest                                                        54,802                 50,589
                                                             -----------            -----------
    Total costs and expenses                                 $ 5,480,650            $ 5,457,287
                                                             ===========            ===========
NET LOSS                                                     $(3,440,856)           $(1,630,162)
                                                             ===========            ===========
NET LOSS PER COMMON SHARE                                   ($       .12)          ($       .08)
                                                             ===========            ===========
WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING                          29,027,234             19,777,519
                                                             ===========            ===========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Three Months Ended
                                                                             March 31,
                                                                    ---------------------
                                                                    1996             1995
                                                                    ----             ----
                                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $(3,440,856)      $(1,630,162)
                                                                -----------       -----------
  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
    Depreciation and amortization                                    607,405          615,216
    Compensation expense                                              29,750           46,378
    Increase (decrease) in cash from:
      Accounts receivable                                            (77,554)      (2,406,188)
      Inventory and prepaid expenses                                (197,441)        (282,224)
      Accounts payable and accrued liabilities                     1,043,348         (270,497)
      Deferred contract revenue                                                         1,920
                                                                ------------      -----------
        Total adjustments                                          1,405,508       (2,295,395)
                                                                ------------      -----------

  Net cash used for operating activities                          (2,035,348)      (3,925,557)
                                                                ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                                (540,313)      (6,059,238)
  Sales of marketable securities                                   5,430,790
  Expenditures for property, plant and equipment                    (435,190)        (239,283)
  Expenditures for patents                                          (212,550)        (257,370)
  Increase in deposits and other                                    (200,000)         (35,620)
                                                                ------------      -----------

  Net cash provided by (used for) investing activities             4,042,737       (6,591,511)
                                                                ------------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of equity:
    Series Preferred Stock                                                          4,351,689
    Common stock - other                                             409,133            1,400
  Decrease in stockholders' notes receivable                                        1,833,306
  Repayments of obligations under capital leases                     (11,892)         (38,465)
                                                                ------------      -----------

  Net cash provided by financing activities                          397,241        6,147,930
                                                                ------------      -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                          2,404,630       (4,369,138)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    11,917,779       10,515,954
                                                                ------------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 14,322,409      $ 6,146,816
                                                                ============      ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                        $     54,802      $    50,589
                                                                ============      ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. OPINION OF MANAGEMENT - The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. These statements are condensed and do not include all disclosures as required by generally accepted accounting principles. In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company's financial position at March 31, 1996 and the results of operations and cash flows for the three month periods ended March 31, 1996 and 1995. The financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the transition period ended December 31, 1995.

Interim results are not necessarily indicative of results for a full year and such results are subject to year-end adjustments and independent audit.

2. STOCK-BASED COMPENSATION - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board ("APB") Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in the Company's audited consolidated financial statements for the year ended December 31, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     To date, most of the Company's revenues have been derived from research and development payments and license fees under agreements with collaborative partners and from contract manufacturing. The Company anticipates that over the next several years its revenues will continue to be derived primarily from such collaborative agreements and from contract manufacturing. The Company has been unprofitable since its inception and expects to incur additional operating losses over the next several years.

     The Company's research agreements with collaborative partners have typically provided for the partial or complete funding of research and development for specified projects and royalties payable to the Company in exchange for licenses to market the resulting products. The Company is presently a party to one major research collaboration with Stryker Corporation
("Stryker") to develop products for orthopedic reconstruction. Under the research portion of the collaboration with Stryker, the Company supplies an OP-1 product to Stryker for clinical trials and other uses and provides clinical support and performs research work pursuant to work plans established periodically by the two companies. The current work plan establishes research objectives and funding through April 1998. Although the Company is seeking and in the future may seek to enter into collaborative arrangements with respect to certain other projects, there can be no assurance that the Company will be able to obtain such agreements on acceptable terms or that the costs required to complete the projects will not exceed the funding available for such projects from the collaborative partners.

     The Company's manufacturing contracts provide for technical collaboration and manufacturing for third parties at the Company's manufacturing facility in Lebanon, New Hampshire. The Company is presently a party to a manufacturing contract with Biogen, Inc. ("Biogen") to produce several of Biogen's protein-based therapeutic candidates through December 1997 for use in Biogen's clinical trials. The Company agreed to provide Biogen with all available cell culture and bacterial fermentation capacity within the manufacturing facility, and Biogen agreed to pay the Company's costs associated with such capacity, for approximately six months in each of the three years beginning in January 1995. Although the Company is seeking additional manufacturing contracts for available cell culture and bacterial fermentation capacity, there can be no assurance that the Company will be able to obtain such contracts on acceptable terms.

     Revenue is earned and recognized based upon work performed, upon the sale or licensing of product rights, upon shipment of product for use in preclinical and clinical testing or upon attainment of benchmarks specified in collaborative agreements. The Company's results of operations vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of contract manufacturing activities and the timing of payments made by collaborative partners. The timing of the Company's contract revenues may not match the timing of the Company's associated product development expenses. As a result, research and development expenses may exceed contract revenues in any particular period. Furthermore, aggregate research and development contract revenues for any product may not offset all of the Company's development expenses for such product.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1996 AND 1995. The Company's total revenues for the three month periods ended March 31, 1996 and 1995 were $2,040,000 and $3,827,000, respectively. Research and development contract revenues decreased 29% to $1,056,000 for the three month period ended March 31, 1996 from $1,489,000 for the three month period ended March 31, 1995. This decrease is primarily due to fluctuations in research activities for Stryker. The Company anticipates that research and development contract revenues for each of the remaining quarters of 1996 will be higher than the three months ended March 31, 1996 due to greater revenues from Stryker beginning in May 1996, as discussed further below. Manufacturing contract revenues decreased 246% to $612,000 for the three month period ended March 31, 1996 from $2,121,000 for the three month period ended March 31, 1995. Manufacturing contract revenues reflect manufacturing principally for Biogen conducted at the Company's manufacturing facility in Lebanon, New Hampshire. The Company anticipates that manufacturing contract revenues for each of the remaining quarters of 1996 will be significantly higher than the three months ended March 31, 1996 due to the planned resumption of production for Biogen in May 1996. License fees and royalties include revenue from licensing patent rights and know-how associated with certain protein technology which is not central to the Company's business. Interest and other revenue increased 25% to $270,000 for the three month period ended March 31, 1996 from $216,000 for the three month period ended March 31, 1995. The increase is due to an increase in average funds available for investment resulting from a self-managed public offering in October 1995 of 3,000,000 shares of common stock at a price of $4.25 per share.

     The Company's total costs and expenses for the three month periods ended March 31, 1996 and 1995 were $5,481,000 and $5,457,000, respectively. Research and development expenses increased 38% to $3,833,000 for the three month period ended March 31, 1996 from $2,778,000 for the three month period ended March 31, 1995. In September 1995, the Company commenced a second pilot clinical trial to further evaluate an OP-1 product for dentin regeneration. The costs of such trial began to be incurred in September 1995 and are expected to continue through the nine months ending September 30, 1996. Also contributing to the increase in costs is an increase in research and development expenses at the Company's manufacturing facility in Lebanon, New Hampshire. For the three month period ended March 31, 1996 the facility was primarily used for development activities of the Company; therefore, facility operating costs related to development activities were reported as research and development expenses. For the three month period ended March 31, 1995, the facility was primarily used for contract manufacturing for Biogen; therefore, facility operating costs were reported as manufacturing contract expenses. The Company anticipates that research and development expenses at the Company's manufacturing facility in Lebanon, New Hampshire will decrease for each of the remaining quarters in 1996 and manufacturing contract expenses will increase. The Company expects the decrease in research and development expenses at the Company's manufacturing facility will be more than offset by an increase in research and development expenses at the Company's research facility. The Company plans to expand its research and development staff. Labor and laboratory supply and service costs will increase as additional personnel are hired. Furthermore, the Company plans to increase expenditures on academic collaborations and subcontracted research related to technology and product development.

     Manufacturing contract expenses includes the costs associated with third-party manufacturing conducted at the manufacturing facility in Lebanon, New Hampshire. Manufacturing contract expenses decreased 72% to $478,000 for the three month period ended March 31, 1996 from $1,708,000 for the three month period ended March 31, 1995. The decrease is primarily due to the reduction in contract manufacturing for Biogen. The Company manufactured for Biogen from January 1995 through December 1995 and plans to resume production for Biogen in May 1996.

     Marketing, general and administrative expenses increased 21% to $1,116,000 for the three month period ended March 31, 1996 from $921,000 for the three month period ended March 31, 1995. The increase is primarily due to increases in staffing and recruiting costs. The Company anticipates that marketing, general and administrative expenses will continue at amounts higher than the prior year.

     As a result of the foregoing, the Company's net loss increased 111% to $3,440,000 for the three months ended March 31, 1996 compared to $1,630,000 for the three months ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company's principal sources of liquidity consisted of cash and cash equivalents of $14,322,000 and marketable securities of $3,194,000.

     The Company increased its investment in property, plant and equipment to $25,115,000 at March 31, 1996 from $24,680,000 at December 31, 1995. The Company plans to spend approximately $3.2 million in the year ended December 31, 1996 in leasehold improvements and equipment purchases to increase the capacity and flexibility in operating the manufacturing facility and approximately $1 million in equipment purchases and leasehold improvements to expand the Company's research, development and manufacturing capabilities. In addition, as part of a manufacturing contract with Biogen, Biogen is financing the construction of leasehold improvements to the Company's manufacturing facility at an estimated total cost of $2.5 million and is installing and financing for the Company certain equipment with an estimated total cost of $1.5 million, as discussed further below.

     The Company's collaborative agreements with Stryker provide for research payments to the Company and royalty payments to the nonseller from sales of any OP-1 products. The Company also has the exclusive right to supply Stryker's worldwide commercial requirements for OP-1 products for use in orthopedic reconstruction. Under the research portion of the collaboration, the Company supplies OP-1 products to Stryker for clinical trials and other uses and provides clinical support and performs research work pursuant to work plans established periodically by the two companies. In May 1996, the Company and Stryker agreed to extend the research portion of the collaboration for two years through April 1998. The Company estimates that the contract extension will provide approximately $12 million of revenue to the Company over the two year period. In January 1996, Stryker completed target patient accrual in its pivotal clinical trial to evaluate the use of an OP-1 bone regeneration product candidate as a bone graft substitute. This pivotal clinical trial focused on regeneration of bone tissue in non-union fractures of the tibia. In October 1995, the FDA approved a supplemental treatment arm of the pivotal trial, allowing Stryker to expand the study to test the Company's OP-1 bone regeneration product candidate for the treatment of all long bone non-union fractures. In addition to the U.S. pivotal trial, Stryker initiated European clinical studies in several countries under physician sponsorship in acute fractures, talocalcaneal fractures, fibula defects and spinal fusions. Treatment in these European studies is expected to be completed in 1996. Stryker is expected to initiate further clinical testing of OP-1 bone regeneration products in a number of countries for an increasing array of orthopedic reconstruction indications.

     In September 1994, the Company signed a three-year manufacturing contract with Biogen to produce in the Company's manufacturing facility in Lebanon, New Hampshire several of Biogen's protein-based therapeutic candidates for use in Biogen's clinical trials. The contract covers the period from January 1995 through December 1997. The Company expects to realize up to $18 million in contract manufacturing revenue from Biogen during the three-year period, of which approximately $7.4 million had been recognized through March 1996. To enable the Company to meet its obligations under the manufacturing contract, Biogen is financing and constructing a 7,000 square foot addition to the present facility for cGMP production using bacterial fermentation at an estimated total cost of $2.5 million. The Company agreed to reimburse Biogen for the construction costs and leasehold improvements at the end of the lease term at an amount equal to Biogen's construction costs less $300,000 and less all accumulated depreciation. Biogen also agreed to lease equipment to the Company for the operation of such portion of the facility and for cGMP production using bacterial fermentation by the Company at an estimated total cost of $1.5 million, as provided in an equipment lease agreement. The Company has the option to purchase the equipment at the end of the lease term for an amount equal to its then fair market value. The Company anticipates that construction of the building addition and leasehold improvements will be completed by mid-1996.

     The Company anticipates that its existing capital resources should enable it to maintain its current and planned operations through late 1997. The Company expects to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials. The Company's ability to continue funding its planned operations beyond late 1997 is dependent upon its ability to generate sufficient cash flow from collaborative arrangements and manufacturing contracts, and to obtain additional funds through equity or debt financings, or from other sources of financing, as may be required. The Company also is seeking additional collaborative arrangements. It also expects to raise funds through one or more financing transactions, as conditions permit, and is investigating the feasibility of raising capital through the sale/leaseback or debt financing of some of its capital assets. Over the longer term, because of the Company's significant long-term capital requirements, the Company intends to raise funds when conditions are favorable, even if it does not have an immediate need for additional capital at such time. If substantial additional funding is not available, the Company's business will be materially and adversely affected.

CAUTIONARY FACTORS WITH RESPECT TO FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains forward-looking statements which are based on management's current expectations and which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. The Company cautions investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to the following: uncertainty as to timing of and the Company's ability to commercialize its products; the Company's reliance on its lead product candidate and the Company's lack of control over the clinical progress of one of its primary applications for such products, which is controlled by one of the Company's collaborative partners; the Company's reliance on current and prospective collaborative partners to supply funds for research and development and to commercialize its products; intense competition related to the research and development of morphogenic and other proteins for various applications and therapies and the possibility that others may discover or develop, and the Company may not be able to gain rights with respect to, the technology necessary to commercialize its products; the Company's lack of experience in commercial manufacturing and unproven ability to manufacture products on a large scale; the Company's lack of marketing and sales experience and the risk that any products that the Company develops may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that the Company expects to target; uncertainty as to whether there will exist adequate reimbursement for the Company's products from government, private health insurers and other organizations; and uncertainties as to the extent of future government regulation of the Company's business. As a result, the Company's future development efforts involve a high degree of risk.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     Not Applicable.

ITEM 2.    CHANGES IN SECURITIES

     Not Applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders of the Company was held on March 20, 1996. The following actions were voted upon by the stockholders at the Annual Meeting:


1. The following persons were elected as Directors of the Company and the record votes cast by the holders of shares of capital stock of the Company entitled to vote for, against or withheld, as well as the number of absentions and broker non-votes for each nominee for Director is set forth below:

                                                                       Votes      Votes                    Broker
Name                                                     Votes For    Against    Withheld  Abstentions    Non-Votes
- ----                                                     ---------    -------    --------  -----------    ---------
Martyn D. Greenacre (term expiring in 1999)             19,399,089    132,778           0            0            0
Michael Rosenblatt, M.D. (term expiring in 1999)        19,400,089    131,778           0            0            0
James R. Tobin (term expiring in 1999)                  19,400,089    131,778           0            0            0

     The terms of office of the following persons as Directors of the Company continued after the meeting:

Name
- ----

Patrick Owen Burns (term expiring in 1997)
Charles Cohen, Ph.D. (term expiring in 1997)
Jeremy L. Curnock Cook (term expiring in 1997)
Brian H. Dovey (term expiring in 1998)
Arthur J. Hale, M.D. (term expiring in 1998)
Michael M. Tarnow (term expiring in 1998)

2. The stockholders of the Company voted to amend the Company's 1992 Non-Employee Director Non-Qualified Stock Option Plan (the "Director Plan") (i) to increase the number of shares authorized for issuance under the Director Plan from 100,000 shares to 300,000 shares, (ii) to provide for the grant of an additional option (the "Additional Option") to purchase 10,000 shares of Common Stock to each Eligible Director, (iii) to increase the Initial Option from 10,000 shares of Common Stock to 20,000 shares of Common Stock, and (iv) following each annual meeting of stockholders (the "Annual Meeting"), to provide for the grant of an additional option (the "Annual Option") to purchase 5,000 shares of Common Stock to each Eligible Director (together the "Director Plan Amendments"). An Additional Option was granted, subject to stockholder approval, to each Eligible Director on January 24, 1996. Following the 1997 annual meeting of stockholders and following each Annual Meeting thereafter, each Eligible Director who served as a director immediately prior to and continues to serve as a director following the Annual Meeting shall be granted, as of the date of such Annual Meeting, an option to purchase 5,000 shares of Common Stock. The record votes cast by the holders of shares of capital stock of the Company entitled to vote for, against or withheld, as well as the number of abstentions and broker non-votes for the amendments to the Company's Director Plan were as follows:
14,497,571 shares FOR, 2,981,034 shares AGAINST, 143,931 shares ABSTAINED and 1,909,331 representing BROKER NON-VOTES.

ITEM 5.    OTHER INFORMATION

     Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     Exhibit
     Number           Description
     ------           -----------
     *10.25           1992 Non-Employee Director Non-Qualified Stock Option Plan,
                      as amended on March 20, 1996

* Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-Q.

(b)  Reports on Form 8-K.

     Current Report on Form 8-K dated January 8, 1996, for the January 8, 1996 Event, relating to Registrant's Press Release announcing that its partner, Stryker Corporation, has completed target patient accrual in its pivotal trial for the treatment of non-union fractures using OP-1, a morphogenic protein discovered and developed by the Registrant.

     Current Report on Form 8-K, dated January 24, 1996, for the January 24, 1996 Event, relating to Registrant's change in its fiscal year end. The date of the new year end will be December 31.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hopkinton, Massachusetts, on May 14, 1996.

                               CREATIVE BIOMOLECULES, INC.



                               By: /s/Wayne E. Mayhew III
                                   ------------------------------------------
                                   Wayne E. Mayhew III
                                   Vice President and Chief Financial Officer




                               By: /s/Susan B. Blanton
                                   ------------------------------------------
                                   Susan B. Blanton
                                   Controller