Form 10-Q
period 1996-06-30
CREATIVE BIOMOLECULES INC
filed 1996-08-14
CIK 857121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM          TO
                                        ---------  --------

                         Commission file number: 0-19910

                           CREATIVE BIOMOLECULES, INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                94-2786743
       (State or other jurisdiction         (I.R.S. Employer Identification No.)
     of incorporation or organization)

      45 SOUTH STREET, HOPKINTON, MA                          01748
 (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (508) 435-9001


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                          /X/ Yes        / / No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 9, 1996 the registrant had 31,098,719 shares of common stock outstanding.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets - June 30, 1996
                   and December 31, 1995                                     3

                 Consolidated Statements of Operations for the three
                   months and six months ended June 30, 1996 and 1995        4

                 Consolidated Statements of Cash Flows for the six
                   months ended June 30, 1996 and 1995                       5

                 Notes to Consolidated Financial Statements                  6

         Item 2. Management's Discussion and Analysis
                     of Financial Condition and Results of Operations        7


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                          12

         Item 2. Changes in Securities                                      12

         Item 3. Defaults Upon Senior Securities                            12

         Item 4. Submission of Matters to a Vote of Security Holders        12

         Item 5. Other Information                                          12

         Item 6. Exhibits and Reports on Form 8-K                           13


SIGNATURES

                   CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,      December 31,
                                                                                   1996            1995
                                                                                ----------     ------------
                                                                                (unaudited)

ASSETS
- ------
CURRENT ASSETS:
  Cash and cash equivalents                                                    $ 14,968,866    $ 11,917,779
  Marketable securities                                                           1,064,830       8,084,269
  Accounts receivable                                                             1,361,305       2,818,618
  Inventory                                                                         829,719         562,290
  Prepaid expenses and other                                                        247,590         149,105
                                                                               ------------    ------------
    Total current assets                                                         18,472,310      23,532,061
                                                                               ------------    ------------
PROPERTY, PLANT AND EQUIPMENT - net                                              14,826,990      14,736,306
                                                                               ------------    ------------
OTHER ASSETS:
  Patents and licensed technology - net                                             367,856         382,703
  Deferred patent application costs - net                                         3,169,507       2,431,298
  Deposits and other                                                                439,224         258,473
                                                                               ------------    ------------
    Total other assets                                                            3,976,587       3,072,474
                                                                               ------------    ------------
TOTAL                                                                          $ 37,275,887    $ 41,340,841
                                                                               ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
  Lease obligations - current portion                                          $     49,987    $     42,567
  Accounts payable                                                                1,775,094         738,100
  Accrued liabilities                                                               472,006         512,446
  Accrued compensation                                                              746,654         495,633
                                                                               ------------    ------------
    Total current liabilities                                                     3,043,741       1,788,746
                                                                               ------------    ------------
LEASE OBLIGATIONS                                                                 1,678,129       1,710,910
                                                                               ------------    ------------
DEFERRED COMPENSATION - Officers                                                          -          12,500
                                                                               ------------    ------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
  Common stock, $.01 par value, 50,000,000 shares authorized,
    29,095,869 shares and 28,894,996 shares issued and outstanding
    at June 30, 1996 and December 31, 1995, respectively                            290,959         288,950
  Common stock payable                                                                    -       1,736,586
  Additional paid-in capital                                                    107,294,263     105,001,625
  Accumulated deficit                                                           (75,031,205)    (69,198,476)
                                                                               ------------    ------------
     Total stockholders' equity                                                  32,554,017      37,828,685
                                                                               ------------    ------------
TOTAL                                                                          $ 37,275,887    $ 41,340,841
                                                                               ============    ============



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended             Six Months Ended
                                              ------------------             ----------------
                                            June 30,       June 30,       June 30,       June 30,
                                             1996            1995           1996           1995
                                             ----            ----           ----           ----

REVENUE:
  Research and development contracts      $ 1,112,000    $ 1,016,900    $ 2,167,704    $ 2,506,375
  Manufacturing contracts                   1,713,029      1,962,316      2,325,094      4,083,572
  License fees                                420,000          4,000        521,584          4,000
  Interest                                    214,994        177,281        465,435        380,291
  Other                                           141         24,930         20,141         38,314
                                          -----------    -----------    -----------    -----------
    Total revenues                          3,460,164      3,185,427      5,499,958      7,012,552
                                          -----------    -----------    -----------    -----------
COSTS AND EXPENSES:
  Research and development                  3,594,998      2,375,397      7,427,751      5,152,955
  Manufacturing contracts                   1,350,519      1,655,295      1,828,051      3,363,400
  Marketing, general and administrative       851,065        835,110      1,966,638      1,756,145
  Interest                                     55,455         51,692        110,247        102,281
                                          -----------    -----------    -----------    -----------
    Total costs and expenses                5,852,037      4,917,494     11,332,687     10,374,781
                                          -----------    -----------    -----------    -----------
NET LOSS                                  $(2,391,873)   $(1,732,067)   $(5,832,729)   $(3,362,229)
                                          ===========    ===========    ===========    ===========
NET LOSS PER COMMON SHARE                 $      (.08)   $      (.09)   $      (.20)   $      (.17)
                                          ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER
OF COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING              29,072,074     20,129,522     29,049,580     19,948,039
                                          ===========    ===========    ===========    ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six Months Ended
                                                               ----------------
                                                           June 30,        June 30,
                                                             1996            1995
                                                             ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $(5,832,729)   $ (3,362,229)
                                                         -----------    ------------
  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
    Depreciation and amortization                          1,192,178       1,324,137
    Compensation expense                                           -          46,378
    Increase (decrease) in cash from:
       Accounts receivable                                 1,457,313         969,014
       Inventory and prepaid expenses                       (365,914)        (64,689)
       Accounts payable and accrued liabilities            1,292,950        (966,418)
       Deferred contract revenue                                   -           1,920
                                                         -----------    ------------
          Total adjustments                                3,576,527       1,310,342
                                                         -----------    ------------

  Net cash used for operating activities                  (2,256,202)     (2,015,887)
                                                         -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                      (1,040,313)    (11,001,410)
  Sales of marketable securities                           8,059,753       3,658,983
  Expenditures for property, plant and equipment          (1,224,608)       (314,707)
  Expenditures for patents                                  (483,853)       (581,493)
  Increase in deposits and other                            (478,515)        (32,782)
                                                         -----------    ------------

  Net cash provided by (used for) investing activities     4,832,464      (8,271,409)
                                                         -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of equity:
    Series Preferred Stock                                         -       4,337,877
    Common stock - other                                     500,186         118,587
  Decrease in stockholders' notes receivable                       -       1,833,497
  Repayments of obligations under capital leases             (25,361)        (77,537)
                                                         -----------    ------------

  Net cash provided by financing activities                  474,825       6,212,424
                                                         -----------    ------------
NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS                               3,051,087      (4,110,872)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            11,917,779      10,515,954
                                                         -----------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $14,968,866    $  6,405,082
                                                         ===========    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                 $   110,247    $    102,281
                                                         ===========    ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. OPINION OF MANAGEMENT - The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. These statements are condensed and do not include all disclosures required by generally accepted accounting principles. In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company's financial position at June 30, 1996 and the results of operations and cash flows for the six month periods ended June 30, 1996 and 1995. The financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the transition period ended December 31, 1995.

Interim results are not necessarily indicative of results for a full year and such results are subject to year-end adjustments and independent audit.

2. STOCK-BASED COMPENSATION - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board ("APB") Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in the Company's audited consolidated financial statements for the year ending December 31, 1996.

3. STOCKHOLDERS' EQUITY - In July 1996, the Company sold 2,000,000 shares of common stock in a public offering at a price of $7.00 per share. Net proceeds to the Company, after deducting fees and other expenses of the offering, were approximately $12.6 million.

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

           In January 1996, the Board of Directors voted to change the Company's fiscal year end from September 30 to December 31, effective with the three month period ended December 31, 1995.

RESULTS OF OPERATIONS

           THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995. The Company's total revenues for the three and six month periods ended June 30, 1996 were $3,460,000 and $5,500,000, respectively. This compared to total revenues of $3,185,000 and $7,013,000 for the three and six month periods ended June 30, 1995. Research and development contract revenues increased 9% to $1,112,000 for the three month period ended June 30, 1996 from $1,017,000 for the three month period ended June 30, 1995. Research and development contract revenues decreased 13% to 2,168,000 for the six month period ended June 30, 1996 from $2,506,000 for the six month period ended June 30, 1995. The increase and decrease are primarily due to fluctuations in research activities for Stryker. The Company anticipates that research and development contract revenues for the remaining six months of 1996 will be higher than the six months ended June 30, 1996 due to increases in funding from Stryker effective May 1996. Manufacturing contract revenues decreased 13% to $1,713,000 for the three month period ended June 30, 1996 from $1,962,000 for the three month period ended June 30, 1995 and 43% to $2,325,000 for the six month period ended June 30, 1996 from $4,084,000 for the six month period ended June 30, 1995. Manufacturing contract revenues reflect manufacturing principally for Biogen conducted at the Company's manufacturing facility in Lebanon, New Hampshire. The Company anticipates that manufacturing contract revenues for the remaining six months of 1996 will be higher than the six months ended June 30, 1996 due to the resumption of production for Biogen in May 1996. License fees represent revenue from licensing patent rights and know-how associated with BABSTM protein technology which is not central to the Company's business. Interest revenue increased 21% to $215,000 for the three month period ended June 30, 1996 from $177,000 for the three month period ended June 30, 1995 and 22% to $465,000 for the six month period ended June 30, 1996 from $380,000 for the six month period ended June 30, 1995. The increase is due to an increase in average funds available for investment resulting from a self-managed public offering completed in October 1995 of 3,000,000 shares of common stock at a price of $4.25 per share. The Company anticipates that interest revenue for the remaining six months of 1996 will be higher than for the six months ended June 30, 1996 due to increased funds available for investment resulting from a public offering completed in July 1996 of 2,000,000 shares of common stock at a price of $7.00 per share. Other revenue was primarily due to non-recurring gains from the sale of certain manufacturing equipment.

           The Company's total costs and expenses increased 19% to $5,852,000 for the three month period ended June 30, 1996 from $4,917,000 for the three month period ended June 30, 1995 and 9% to $11,333,000 for the six month period ended June 30, 1996 from $10,375,000 for the six month period ended June 30, 1995.

           Research and development expenses increased 51% to $3,595,000 for the three month period ended June 30, 1996 from $2,375,000 for the three month period ended June 30, 1995 and 44% to $7,428,000 for the six month period ended June 30, 1996 from $5,153,000 for the six month period ended June 30, 1995. In September 1995, the Company commenced a second pilot clinical trial to further evaluate an OP-1 product for dentin regeneration. The costs of such trial began to be incurred in September 1995 and are expected to continue through the nine month period ending September 30, 1996. Also contributing to the increase in costs is an increase in research and development expenses at the Company's manufacturing facility in Lebanon, New Hampshire. For the six month period ended June 30, 1996 the facility was primarily used for development activities of the Company until production resumed for Biogen in May 1996; therefore, facility operating costs related to development activities were reported as research and development expenses. For the six month period ended June 30, 1995, the facility was primarily used for contract manufacturing for Biogen; therefore, facility operating costs were reported as manufacturing contract expenses. The Company anticipates that research and development expenses at the Company's manufacturing facility in Lebanon, New Hampshire will decrease for the remaining six months in 1996 and manufacturing contract expenses will increase. The Company expects the decrease in research and development expenses at the Company's manufacturing facility will be more than offset by an increase in research and development expenses at the Company's research facility. The Company plans to expand its research and development staff. Labor and laboratory supply and service costs will increase as additional personnel are hired. Furthermore, the Company plans to increase expenditures on academic collaborations and subcontracted research related to technology and product development.

           Manufacturing contract expenses includes the costs associated with third-party manufacturing conducted at the manufacturing facility in Lebanon, New Hampshire. Manufacturing contract expenses decreased 18% to $1,351,000 for the three month period ended June 30, 1996 from $1,655,000 for the three month period ended June 30, 1995 and 46% to $1,828,000 for the six month period ended June 30, 1996 from $3,363,000 for the six month period ended June 30, 1995. The decrease is primarily due to the reduction in contract manufacturing for Biogen. The Company provided manufacturing services for Biogen from January 1995 through December 1995 and resumed production for Biogen in May 1996.

           Marketing, general and administrative expenses increased 2% to $851,000 for the three month period ended June 30, 1996 from $835,000 for the three month period ended June 30, 1995 and 12% to $1,967,000 for the six month period ended June 30, 1996 from $1,756,000 for the six month period ended June 30, 1995. The increase is primarily due to increases in staffing and recruiting costs. The Company anticipates that marketing, general and administrative expenses will continue at amounts higher than the previous year.

           As a result of the foregoing, the Company's net loss increased 38% to $2,392,000 for the three month period ended June 30, 1996 compared to $1,732,000 for the three month period ended June 30, 1995 and 73% to $5,833,000 for the six month period ended June 30, 1996 compared to $3,362,000 for the six month period ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

           At June 30, 1996, the Company's principal sources of liquidity consisted of cash and cash equivalents of $14,969,000 and marketable securities of $1,065,000. The Company has financed its operations since inception primarily through placements of equity securities, revenues received under agreements with collaborative partners and, more recently, revenues received under manufacturing contracts. Since inception through June 30, 1996, sales of equity securities have raised approximately $99,618,000 in gross proceeds and the Company has earned approximately $62,808,000 in gross revenues. In July 1996, the Company completed a public offering of common stock and raised approximately $14,000,000 in gross proceeds before underwriters' commissions and expenses of the offering.

           The Company increased its investment in property, plant and equipment to $25,905,000 at June 30, 1996 from $24,680,000 at December 31, 1995. The
Company plans to spend an additional $2.4 million during the remaining six months of 1996 for leasehold improvements and equipment purchases to increase the capacity and flexibility in operating the manufacturing facility and to expand the Company's research and development capabilities. In addition, as part of a manufacturing contract with Biogen, Biogen financed the construction of leasehold improvements to the Company's manufacturing facility and is installing and financing for the Company certain equipment as discussed further below.

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

           In September 1994, the Company signed a three-year manufacturing contract with Biogen to produce in the Company's manufacturing facility in Lebanon, New Hampshire several of Biogen's protein-based therapeutic candidates for use in Biogen's clinical trials. The contract covers the period through December 1997. The Company expects to realize up to $18 million in contract manufacturing revenue from Biogen during the three-year period, of which approximately $9.1 million had been recognized through June 1996. To enable the Company to meet its obligations under the manufacturing contract, Biogen financed the construction of a 7,000 square foot addition to the present facility for cGMP production using bacterial fermentation at an estimated total cost of $2.9 million. The Company agreed to reimburse Biogen for the construction costs and leasehold improvements at the end of the contract term at an amount equal to Biogen's construction costs less $300,000 and less all accumulated depreciation. The reimbursement to Biogen is expected to be no more than $2.2 million. Biogen also agreed to lease equipment having a total cost currently estimated at $2.4 million to the Company for the operation of such portion of the facility and for cGMP production using bacterial fermentation by the Company as provided in an equipment lease agreement. The Company has the option to purchase the equipment at the end of the lease term for an amount equal to its then fair market value or for such other amounts as negotiated by the parties. Biogen plans to install the equipment and prepare the bacterial facility for operation.

           The Company anticipates that its existing capital resources, including the proceeds of the public offering completed in July 1996, should enable it to maintain its current and planned operations through 1998. The Company expects to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials. The Company's ability to continue funding its planned operations beyond late 1998 is dependent upon its ability to generate sufficient cash flow from collaborative arrangements and manufacturing contracts, and to obtain additional funds through equity or debt financings, or from other sources of financing, as may be required. The Company is seeking additional collaborative arrangements and expects to raise funds through one or more financing transactions, as conditions permit, and is investigating the feasibility of raising capital through the sale/leaseback or debt financing of some of its capital assets. Over the longer term, because of the Company's significant long-term capital requirements, the Company intends to raise funds when conditions are favorable, even if it does not have an immediate need for additional capital at such time. If substantial additional funding is not available, the Company's business will be materially and adversely affected.

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

ITEM 1.    LEGAL PROCEEDINGS.

           Not Applicable.

ITEM 2.    CHANGES IN SECURITIES.

           Not Applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           Not Applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           Not Applicable.

ITEM 5.    OTHER INFORMATION.

           Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibits

           Exhibit
           Number         Description
           ------         -----------

           27             Financial Data Schedule.

(b)        Reports on Form 8-K.

           Current Report on Form 8-K filed May 14, 1996 reported the Registrant's audited financial statements for the transition quarter ended December 31, 1995. In January 1996, the Board of Directors voted to change the Registrant's fiscal year end from September 30 to December 31, effective with the transition quarter ended December 31, 1995. As a result of this change, and in order to reflect on a more current basis the audited financial statements of the Registrant, this Current Report on Form 8-K updated, through the Registrant's transition quarter ended December 31, 1995, information under (i) "Item 6. Selected Financial Data", (ii) "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and (iii) "Item 8. Financial Statements and Supplementary Data" contained in the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.

           Current Report on Form 8-K filed May 14, 1996 for the Registrant's May 7, 1996 press release announcing that researchers at the Registrant and academic collaborators presented data on the role of OP-1 in kidney development and in restoring renal function in animal models of acute renal failure. The data was presented at the Acute Renal Failure in the 21st Century Conference sponsored by the National Institutes of Health.

           Current Report on Form 8-K filed May 14, 1996 for the Registrant's May 9, 1996 press release announcing that the Registrant had entered into an agreement for approximately $12 million of new funding from Stryker Corporation under the ongoing collaboration to develop and commercialize OP-1 for orthopedic reconstruction.

           Current Report on Form 8-K filed June 7, 1996 for the Registrant's June 3, 1996 press release announcing that Thomas J. Facklam, Ph.D. joined the Registrant as Vice President, Product Development and Quality.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hopkinton, Massachusetts, on August 14, 1996.

                             CREATIVE BIOMOLECULES, INC.

                             By: /s/ Michael M. Tarnow
                                 ----------------------------------------------
                                     Michael M. Tarnow
                                     President and Chief Executive Officer

                             By: /s/ Wayne E. Mayhew III
                                 ----------------------------------------------
                                     Wayne E. Mayhew III
                                     Vice President and Chief Financial Officer