Form 10-Q
period 1996-09-30
CREATIVE BIOMOLECULES INC
filed 1996-11-14
CIK 857121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

As of November 5, 1996 the registrant had 31,148,963 shares of common stock outstanding.

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION

           Item 1.    Financial Statements

                      Consolidated Balance Sheets - September 30, 1996 and December 31, 1995                3

                      Consolidated Statements of Operations for the three months and
                          nine months ended September 30, 1996 and 1995                                     4

                      Consolidated Statements of Cash Flows for the nine months ended
                          September 30, 1996 and 1995                                                       5

                      Notes to Consolidated Financial Statements                                            6

           Item 2.    Management's Discussion and Analysis
                          of Financial Condition and Results of Operations                                  7


PART II. OTHER INFORMATION

           Item 1.    Legal Proceedings                                                                   12

           Item 2.    Changes in Securities                                                               12

           Item 3.    Defaults Upon Senior Securities                                                     12

           Item 4.    Submission of Matters to a Vote of Security Holders                                 12

           Item 5.    Other Information                                                                   12

           Item 6.    Exhibits and Reports on Form 8-K                                                    13


SIGNATURES

                   CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                   September 30,         December 31,
                                                                                      1996                   1995
                                                                                    (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                        $  17,916,119        $  11,917,779
  Marketable securities                                                                6,303,228            8,084,269
  Accounts receivable                                                                  3,085,554            2,818,618
  Inventory                                                                              704,529              562,290
  Prepaid expenses and other                                                             210,802              149,105
                                                                                   -------------        -------------
    Total current assets                                                              28,220,232           23,532,061
                                                                                   -------------        -------------
PROPERTY, PLANT AND EQUIPMENT - net                                                   15,560,209           14,736,306
                                                                                   -------------        -------------
OTHER ASSETS:
  Patents and licensed technology - net                                                  362,498              382,703
  Deferred patent application costs - net                                              3,152,692            2,431,298
  Note receivable - officer                                                              350,000                   --
  Deposits and other                                                                     396,749              258,473
                                                                                   -------------        -------------
    Total other assets                                                                 4,261,939            3,072,474
                                                                                   -------------        -------------
TOTAL                                                                              $  48,042,380        $  41,340,841
                                                                                   =============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Lease obligations - current portion                                              $      51,837        $      42,567
  Accounts payable                                                                     1,729,253              738,100
  Accrued liabilities                                                                    495,294              512,446
  Accrued compensation                                                                   719,596              495,633
                                                                                   -------------        -------------
    Total current liabilities                                                          2,995,980            1,788,746
                                                                                   -------------        -------------
LEASE OBLIGATIONS                                                                      1,665,529            1,710,910
                                                                                   -------------        -------------
DEFERRED COMPENSATION - Officers                                                              --               12,500
                                                                                   -------------        -------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
  Common stock, $.01 par value, 50,000,000 shares authorized,
    31,125,319 shares and 28,894,996 shares issued and outstanding
    at September 30, 1996 and December 31, 1995, respectively                            311,253              288,950
  Common stock payable                                                                        --            1,736,586
  Additional paid-in capital                                                         120,036,534          105,001,625
  Accumulated deficit                                                                (76,966,916)         (69,198,476)
                                                                                   -------------        -------------
     Total stockholders' equity                                                       43,380,871           37,828,685
                                                                                   -------------        -------------
TOTAL                                                                              $  48,042,380        $  41,340,841
                                                                                   =============        =============



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended                    Nine Months Ended
                                              ---------------------------------       --------------------------------
                                              September 30,       September 30,       September 30,      September 30,
                                                  1996                1995                1996                1995
                                              ------------        ------------        ------------        ------------

REVENUE:
  Research and development contracts          $  1,766,887        $    944,776        $  3,934,590        $  3,451,150
  Manufacturing contracts                        1,888,820           1,516,326           4,213,914           5,599,898
  License fees                                     101,000              40,000             622,584              44,000
  Interest                                         355,406             175,360             820,842             555,650
  Other                                              1,758              11,466              21,900              49,782
                                              ------------        ------------        ------------        ------------
    Total revenues                               4,113,871           2,687,928           9,613,830           9,700,480
                                              ------------        ------------        ------------        ------------
COSTS AND EXPENSES:
  Research and development                       3,391,444           2,711,979          10,819,196           7,864,935
  Manufacturing contracts                        1,562,839           1,429,414           3,390,890           4,792,814
  Marketing, general and administrative          1,041,528             918,062           3,009,070           2,674,206
  Interest                                          53,771              74,780             163,114             177,062
                                              ------------        ------------        ------------        ------------
    Total costs and expenses                     6,049,582           5,134,235          17,382,270          15,509,017
                                              ------------        ------------        ------------        ------------
NET LOSS                                      $ (1,935,711)       $ (2,446,307)       $ (7,768,440)       $ (5,808,537)
                                              ============        ============        ============        ============
NET LOSS PER COMMON SHARE                     $      (0.06)       $      (0.11)       $      (0.26)       $      (0.28)
                                              ============        ============        ============        ============
WEIGHTED AVERAGE NUMBER
OF COMMON AND
COMMON EQUIVALENT
SHARES OUTSTANDING                              30,932,154          22,245,031          29,681,685          20,717,357
                                              ============        ============        ============        ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Nine Months Ended
                                                       --------------------------------
                                                       September 30,       September 30,
                                                           1996                1995
                                                       ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(7,768,440)       $ (5,808,537)
                                                       ------------        ------------
  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
    Depreciation and amortization                         1,800,666           1,841,448
    Compensation expense                                         --             107,002
    Increase (decrease) in cash from:
       Accounts receivable                                 (266,936)           (734,106)
       Inventory and prepaid expenses                      (203,936)             33,661
       Accounts payable and accrued liabilities           1,243,339            (701,148)
                                                       ------------        ------------
          Total adjustments                               2,523,133             546,857
                                                       ------------        ------------

  Net cash used for operating activities                 (5,195,307)         (5,261,680)
                                                       ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                     (7,231,423)        (12,701,607)
  Sales of marketable securities                          9,012,464           6,642,713
  Expenditures for property, plant and equipment         (2,534,913)           (319,649)
  Expenditures for patents                                 (790,845)           (608,834)
  Note receivable - officer                                (350,000)                 --
  Increase in deposits and other                           (138,276)            (32,981)
                                                       ------------        ------------

  Net cash used for investing activities                 (2,032,993)         (7,020,358)
                                                       ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of equity:
    Public placement of common stock                     14,000,000                  --
    Series Preferred stock                                       --           4,352,994
    Common stock - other                                    545,904             114,713
  Cost of raising equity                                 (1,283,153)            (15,117)
  Decrease in stockholders' notes receivable                     --           1,833,307
  Repayments of obligations under capital leases            (36,111)            (92,583)
                                                       ------------        ------------

  Net cash provided by financing activities              13,226,640           6,193,314
                                                       ------------        ------------
NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS                              5,998,340          (6,088,724)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           11,917,779          10,515,954
                                                       ------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 17,916,119        $  4,427,230
                                                       ============        ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Opinion of Management - The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. These statements are condensed and do not include all disclosures required by generally accepted accounting principles. In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the financial position at September 30, 1996 and the results of operations and cash flows for the nine month periods ended September 30, 1996 and 1995 of Creative BioMolecules, Inc. and Subsidiary (the "Company"). The financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the transition period ended December 31, 1995.

Interim results are not necessarily indicative of results for a full year and such results are subject to year-end adjustments and independent audit.

2. Note Receivable - Officer - In September 1996, the Company loaned $350,000 to an officer of the Company. The loan is evidenced by a fully secured promissory note bearing interest at the annual rate of 6.02% and payable in three equal annual installments, plus accrued interest.

3. Stock-Based Compensation - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board ("APB") Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in the Company's audited consolidated financial statements for the year ending December 31, 1996.

4. Stockholders' Equity - In July 1996, the Company sold 2,000,000 shares of common stock in a public offering at a price of $7.00 per share. Net proceeds to the Company, after deducting fees and other expenses of the offering, were approximately $12.7 million.

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

RESULTS OF OPERATIONS

           THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995. The Company's total revenues for the three and nine month periods ended September 30, 1996 were $4,114,000 and $9,614,000, respectively. This compared to total revenues of $2,688,000 and $9,700,000 for the three and nine month periods ended September 30, 1995. Research and development contract revenues increased 87% to $1,767,000 for the three month period ended September 30, 1996 from $945,000 for the three month period ended September 30, 1995 and 14% to $3,935,000 for the nine month period ended September 30, 1996 from $3,451,000 for the nine month period ended September 30, 1995. The increase is primarily due to fluctuations in research activities for Stryker. Manufacturing contract revenues increased 25% to $1,889,000 for the three month period ended September 30, 1996 from $1,516,000 for the three month period ended September 30, 1995. Manufacturing contract revenue decreased 25% to $4,214,000 for the nine month period ended September 30, 1996 from $5,600,000 for the nine month period ended September 30, 1995. Manufacturing contract revenues reflect manufacturing principally for Biogen conducted at the Company's manufacturing facility in Lebanon, New Hampshire. License fees represent revenue from licensing patent rights and know-how associated with BABSTM protein technology which is not central to the Company's business. Interest revenue increased 103% to $355,000 for the three month period ended September 30, 1996 from $175,000 for the three month period ended September 30, 1995 and 48% to $821,000 for the nine month period ended September 30, 1996 from $556,000 for the nine month period ended September 30, 1995. The increase is due to an increase in average funds available for investment resulting from a self-managed public offering completed in October 1995 of 3,000,000 shares of common stock at a price of $4.25 per share and from an underwritten public offering completed in July 1996 of 2,000,000 shares of common stock at a price of $7.00 per share. Other revenue was primarily due to non-recurring gains from the sale of certain manufacturing equipment.

           The Company's total costs and expenses increased 18% to $6,050,000 for the three month period ended September 30, 1996 from $5,134,000 for the three month period ended September 30, 1995 and 12% to $17,382,000 for the nine month period ended September 30, 1996 from $15,509,000 for the nine month period ended September 30, 1995.

           Research and development expenses increased 25% to $3,391,000 for the three month period ended September 30, 1996 from $2,712,000 for the three month period ended September 30, 1995 and 38% to $10,819,000 for the nine month period ended September 30, 1996 from $7,865,000 for the nine month period ended September 30, 1995. In September 1995, the Company commenced a second pilot clinical trial to further evaluate an OP-1 product for dentin regeneration. The costs of such trial began to be incurred in September 1995 and continue through December 1996. Also contributing to the increase in costs is an increase in research and development expenses at the Company's manufacturing facility in Lebanon, New Hampshire. For part of the nine month period ended September 30, 1996 the facility was used for development activities of the Company until production resumed for Biogen in May 1996; therefore, facility operating costs related to development activities were reported as research and development expenses. For the nine month period ended September 30, 1995, the facility was primarily used for contract manufacturing for Biogen; therefore, facility operating costs were reported as manufacturing contract expenses. The Company anticipates that research and development expenses at the Company's manufacturing facility in Lebanon, New Hampshire will increase for the remaining three months in 1996 and manufacturing contract expenses will decrease. The Company anticipates that research and development expenses at the Company's research facility also will increase for the remaining three months in 1996. The Company plans to expand its research and development staff. Labor and laboratory supply and service costs will increase as additional personnel are hired. Furthermore, the Company plans to increase expenditures on academic collaborations and subcontracted research related to technology and product development.

           Manufacturing contract expenses includes the costs associated with third-party manufacturing conducted at the manufacturing facility in Lebanon, New Hampshire. Manufacturing contract expenses increased 9% to $1,563,000 for the three month period ended September 30, 1996 from $1,429,000 for the three month period ended September 30, 1995. Manufacturing contract expenses decreased 29% to $3,391,000 for the nine month period ended September 30, 1996 from $4,793,000 for the nine month period ended September 30, 1995. The decrease is primarily due to the reduction in contract manufacturing for Biogen. The Company provided manufacturing services for Biogen from January 1995 through December 1995 and resumed production for Biogen in May 1996. The Company plans to provide manufacturing services for Biogen through October 1996 after which the facility will be used for the production of OP-1 for Stryker and Company use.

           Marketing, general and administrative expenses increased 13% to $1,042,000 for the three month period ended September 30, 1996 from $918,000 for the three month period ended September 30, 1995 and 13% to $3,009,000 for the nine month period ended September 30, 1996 from $2,674,000 for the nine month period ended September 30, 1995. The increase is primarily due to increases in staffing and recruiting costs. The Company anticipates that marketing, general and administrative expenses will continue at amounts higher than the previous year.

           As a result of the foregoing, the Company's net loss decreased 21% to $1,936,000 for the three month period ended September 30, 1996 compared to $2,446,000 for the three month period ended September 30, 1995. The Company's net loss increased 34% to $7,768,000 for the nine month period ended September 30, 1996 compared to $5,809,000 for the nine month period ended September 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

           At September 30, 1996, the Company's principal sources of liquidity consisted of cash and cash equivalents of $17,916,000 and marketable securities of $6,303,000. The Company has financed its operations since inception primarily through placements of equity securities, revenues received under agreements with collaborative partners and, more recently, revenues received under manufacturing contracts. Since inception through September 30, 1996, sales of equity securities have raised approximately $113,663,000 in gross proceeds and the Company has earned approximately $62,808,000 in gross revenues. In July 1996, the Company completed a public offering of common stock and raised approximately $14,000,000 in gross proceeds before underwriters' commissions and expenses of the offering.

           The Company increased its investment in property, plant and equipment to $27,215,000 at September 30, 1996 from $24,680,000 at December 31, 1995. The
Company plans to spend an additional $2.4 million during the remaining three months of 1996 for leasehold improvements and equipment purchases to increase the capacity and flexibility in operating the manufacturing facility and to expand the Company's research and development capabilities. In addition, as part of a manufacturing contract with Biogen, Biogen financed the construction of leasehold improvements to the Company's manufacturing facility and is installing and financing for the Company certain equipment as discussed further below.

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

           The Company anticipates that its existing capital resources, including the proceeds of the public offering completed in July 1996, should enable it to maintain its current and planned operations through 1998. The Company expects to incur substantial additional research and development, and other costs, including costs related to preclinical studies and clinical trials. The Company's ability to continue funding its planned operations beyond late 1998 is dependent upon its ability to generate sufficient cash flow from collaborative arrangements and manufacturing contracts, and to obtain additional funds through equity or debt financings, or from other sources of financing, as may be required. The Company is seeking additional collaborative arrangements and expects to raise funds through one or more financing transactions, as conditions permit, and is investigating the feasibility of raising capital through the sale/leaseback or debt financing of some of its capital assets. Over the longer term, because of the Company's significant long-term capital requirements, the Company intends to raise funds when conditions are favorable, even if it does not have an immediate need for additional capital at such time. If substantial additional funding is not available, the Company's business will be materially and adversely affected.


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

           Not Applicable.


ITEM 5.    OTHER INFORMATION.

           Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibits

           Exhibit
           Number         Description

           *10.52 Cross-License Agreement, dated as of July 15, 1996, between Genetics Institute, Inc., Stryker Corporation and the Registrant (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 1996 of Genetics Institute, Inc. [file number 0-14587], filed with the Securities and Exchange Commission on November 6,
                          1996).

             27           Financial Data Schedule.

*Confidential treatment requested.


(b)        Reports on Form 8-K.

           Current Report on Form 8-K filed July 24, 1996, for the Registrant's July 17, 1996 press release announcing that the Registrant, together with Stryker Corporation and Genetics Institute, Inc., publicly disseminated a press release announcing that the three companies have cross-licensed on a royalty-free basis their worldwide patent rights in the bone morphogenetic/osteogenic protein family.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hopkinton, Massachusetts, on November 13, 1996.

                               CREATIVE BIOMOLECULES, INC.



                               By:  /s/ Wayne E. Mayhew III
                                    -------------------------------
                                      Wayne E. Mayhew III
                                      Vice President and Chief Financial Officer



                               By:  /s/ Susan B. Blanton
                                    -------------------------------
                                      Susan B. Blanton
                                      Controller