Form 10-K405
period 1996-12-31
CREATIVE BIOMOLECULES INC
filed 1997-03-31
CIK 857121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ___________________ TO __________________

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

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ] No [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on February 28, 1997 was approximately $260 million, based on the last sale price as reported on The Nasdaq Stock Market.

      As of February 28, 1997, the registrant had 32,927,058 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the following documents are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders. With the exception of the portions of the 1997 Proxy Statement expressly incorporated into this Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

                                    OVERVIEW

        Creative BioMolecules, Inc. ("Creative BioMolecules" or the "Company") is developing products for the regeneration and restoration of human tissues and organs based on morphogenic proteins identified and characterized by the Company. The Company's lead morphogenic protein, OP-1, has been shown to induce formation of several types of tissues including bone, cartilage, kidney, tooth and brain. For orthopaedic and dental applications of OP-1, the Company's corporate partner is Stryker Corporation ("Stryker"), a leading surgical and medical products company. Stryker has completed a pivotal trial to evaluate the use of an OP-1 bone regeneration product as a bone graft substitute. Stryker is also undertaking clinical studies of OP-1 in acute fractures and other bone indications, as well as preclinical studies in cartilage regeneration. The Company's corporate partner in development of renal disease therapies is Biogen, Inc. ("Biogen"), a leading biopharmaceutical company with expertise in development and commercialization of protein therapies. Creative BioMolecules and Biogen are developing OP-1 products to moderate or halt the progression of renal failure. In addition to the Stryker and Biogen programs, Creative BioMolecules has proprietary programs in place to develop OP-1 product candidates for neurological disorders and osteoporosis.

      The Company has discovered a family of morphogenic proteins that initiate the cascade of cellular events responsible for tissue formation. One member of this family is OP-1, a naturally occurring morphogenic protein produced primarily in the kidney. OP-1 has the capacity to trigger the formation of a variety of tissues by activating cells to respond to their specific environment. The activated cells then differentiate and form the type of tissue dictated by their environment. The Company believes that as a result of such action, OP-1 may be helpful in the treatment of defects and diseases involving a number of different types of human tissues and organs. OP-1 was first isolated and characterized by Creative BioMolecules' scientists and is the subject of issued patents covering the protein itself as well as OP-1 based products for certain applications.

        The Company's agreement with Stryker gives Stryker the exclusive right to develop, market and sell OP-1 based products for use in the repair or replacement of bone and joint tissue ("orthopaedic reconstruction"). This agreement provides for the payment of royalties to the Company on such sales, gives the Company the exclusive right to supply Stryker's worldwide commercial requirements for such products and provides for research funding to the Company. The Company's agreement with Biogen gives Biogen the exclusive right to develop, manufacture, market and sell OP-1 based products for use in the treatment of renal disease. This agreement provides for the payment of royalties to the Company on such sales and provides for research funding to the Company. The Company has retained commercial rights to OP-1 based products for all indications other than orthopaedic reconstruction, dental therapeutics and kidney disorders. The Company's retained applications include neurological disorders and metabolic bone diseases such as osteoporosis.

      ORTHOPAEDIC RECONSTRUCTION. In 1995 there were 1.6 million procedures in the United States for which the Company believes an OP-1 bone regeneration product could have been utilized. These procedures included non-healing fractures, open fracture reductions, spinal fusions, maxillofacial reconstructions, prosthetic fixations and gap fillings. In addition to the pivotal trial in non-union fractures, the Company's corporate partner, Stryker, has initiated clinical studies in Europe in acute fractures and other bone indications, and has a preclinical program in cartilage regeneration underway to evaluate OP-1 in the treatment of both cartilage defects and combination bone-cartilage defects in animal models.

      KIDNEY DISORDERS. Acute renal failure involves the rapid loss of kidney function and is associated with a high mortality rate. Chronic renal failure, in contrast, is the slow progressive loss of kidney function ultimately resulting in the need for kidney transplantation or dialysis. The high mortality rate of acute renal failure and the substantial costs associated with dialysis therapy represents areas of significant unmet medical and economic healthcare needs. Creative BioMolecules and its partner, Biogen, are developing OP-1 product candidates to treat both acute and chronic renal failure. The Company believes that there is a substantial commercial opportunity for renal therapies that could delay or eliminate the need for costly dialysis treatments. Studies have shown that OP-1 administration improves kidney function in animal models of both acute and chronic renal failure.

      DENTAL THERAPEUTICS. The Company and its partner, Stryker, are developing an OP-1 product for dentin regeneration that may offer an alternative to certain root canal procedures. In a pilot clinical trial, the Company's OP-1 product induced statistically significant dentin formation. The Company commenced a second pilot clinical trial in September 1995 to evaluate this application further. The Company also has an OP-1 product candidate in preclinical testing which it believes can restore the periodontal tissues necessary to maintain tooth attachment when used in conjunction with standard surgical treatments of periodontal disease.

      NEUROLOGICAL DISORDERS. Creative BioMolecules is developing OP-1 product candidates for use in the treatment of certain neurological disorders involving stroke and Parkinson's Disease. Preclinical studies have shown that OP-1 promotes survival of neurons and can promote the establishment of new neuronal connections which aid recovery from brain injury or disease. The Company believes that therapies which promote survival and growth of neurons could have substantial commercial potential.

      OTHER PROGRAMS. Research studies have suggested that OP-1 may be useful in treating osteoporosis. In addition to its work with the OP-1 protein, the Company has a program underway to develop small molecules that can stimulate the same regeneration results induced by morphogenic proteins via activation of various steps in the tissue formation cascade.

      The Company's principal offices are located at 45 South Street, Hopkinton, Massachusetts 01748, and its telephone number is (508) 435-9001. The Company is the successor to a California corporation of the same name organized in 1981. In 1987, the Company completed a corporate reorganization and became a Delaware corporation.

                            SCIENTIFIC BACKGROUND

      As humans age, the body's capacity to form or regenerate tissue after injury diminishes substantially. Tissue formation begins when an activated stem cell responds to the program of cues produced in that cell's location and becomes committed to a cell type consistent with that particular set of information. Stem cells are found throughout the body in people of all ages and are the precursor cells from which all tissues and organs are derived. Once a stem cell is activated, its interactions with its surroundings determine the particular cell type (e.g., bone, cartilage, kidney, tooth and brain) into which it will differentiate. For example, an activated stem cell in a bone defect will produce bone because the information available to that cell from neighboring cells and the extracellular environment specifies a unique program of signal and response that results in that cell becoming a bone-forming cell.

      This process of cell interaction depends on morphogenic proteins which can activate stem cells to begin the process of differentiation and commitment, leading to tissue and organ formation. Diminished capacity to produce morphogenic proteins, due to aging or disease, is believed to be associated with reduced ability to form tissue in response to injury. The ability to reinitiate tissue formation processes with morphogenic proteins may provide the basis for novel therapeutics to treat tissue disorders.

                            THE COMPANY'S TECHNOLOGY


      Creative BioMolecules has played a significant role in advancing scientific understanding of the process of tissue regeneration. The Company has established a technology platform based on the molecular and cellular events responsible for tissue and organ development. This platform provides the basis for development of the Company's proprietary therapeutic products.

      Creative BioMolecules was the first to identify and characterize a family of morphogenic proteins that are key regulators of tissue and organ formation in humans. The Company's lead morphogenic protein, OP-1, is a naturally occurring substance produced primarily in the kidney. OP-1's role early in the cascade of events that leads to tissue and organ formation, prior to commitment of a stem cell to a particular cell type, has led the Company to believe that OP-1 is capable of inducing the formation of many different types of tissues. Preclinical studies conducted by the Company have indicated a prominent role for OP-1 in the formation of bone, cartilage, kidney, tooth and brain.

      The illustration below depicts the cascade of molecular and cellular events involved in the tissue formation process.

        [GRAPHIC DEPICTING MORPHOGEN INDUCED TISSUE AND ORGAN FORMATION.]

      In addition to identifying and characterizing the OP-1 protein and other morphogenic proteins, Creative BioMolecules also has identified the DNA sequences which regulate the expression of OP-1, has identified the cellular receptors to which OP-1 binds and through which it acts, and has determined the three-dimensional structure of OP-1. These discoveries have enabled Creative BioMolecules to initiate a small molecule program, the goal of which is to identify second generation, orally-active drug compounds that either promote morphogenic protein expression or mimic the biological activities of morphogenic proteins.

                              BUSINESS STRATEGY

      Creative BioMolecules' objective is to lead the discovery and development of therapeutics for tissue regeneration. Key elements of the Company's continuing business strategy include:

      SECURING MARKETING APPROVAL FOR OP-1 IN ORTHOPAEDIC RECONSTRUCTION. The Company is supporting Stryker in obtaining marketing approval of the OP-1 bone regeneration product for use in the United States and foreign markets. The Company has focused its manufacturing, quality control and quality assurance efforts on generating the manufacturing related data for the PMA application to be filed by Stryker, and preparing the Company's manufacturing facility for Food and Drug Administration ("FDA") inspection and approval.

      DEVELOPING OP-1 AS A THERAPY FOR RENAL DISEASE. In late 1996, the Company established a worldwide partnership with Biogen to develop OP-1 as a therapy for acute and chronic renal disease. The Company believes that preclinical results have demonstrated the promise of this molecule in protecting against kidney damage in acute conditions and in slowing kidney function decline in chronic disease. The Company and Biogen are working closely together in the development of a renal therapy based on these findings. The Company is supplying OP-1 for the initial development stages and Biogen is preparing to conduct clinical trials of this therapy.

      GENERATING A BREADTH OF PRODUCT PROGRAMS. The Company has targeted a number of initial indications for its OP-1 products, including the regeneration of bone, cartilage, kidney, tooth and brain. The Company believes the potential for expansion of its product pipeline is extensive, since OP-1 has shown activity in inducing the formation of a broad range of tissues and organs. In addition, the Company is investigating the role in tissue formation of related morphogenic proteins in its proprietary portfolio.

      ESTABLISHING CORPORATE COLLABORATIONS. The Company's strategy is to seek collaborations for several of its discovery and development programs. Through collaborations, the Company augments its financial resources and leverages its equity capital. Collaborations also allow the Company to broaden its pipeline of programs, to access complementary technologies and to gain significant development, manufacturing and commercialization expertise.

      DEVELOPING A SMALL MOLECULE PROGRAM. The Company believes it may be able to stimulate the same regeneration induced by morphogenic proteins via activation of various steps in the cascade of tissue formation with small, orally-active compounds. The Company has been able to develop biochemical and cell-based screens that mimic discrete points within the tissue formation cascade to enable the identification of small molecule candidates. In connection with establishment of a partnership to develop a renal disease therapy, Biogen extended to the Company a $15 million line of credit to fund research in a small molecule discovery program.

      ACCESSING NEW TECHNOLOGIES/ESTABLISHING ACADEMIC COLLABORATIONS. The Company has utilized a large network of academic collaborators to gain knowledge of new technologies, to identify additional uses for morphogenic proteins and to extend research on existing indications. These collaborators, who are located around the world, help leverage the Company's resources.

      CAPITALIZING ON PROCESS DEVELOPMENT AND MANUFACTURING CAPABILITIES. The Company has significant capabilities in process development and in manufacturing OP-1 for use in both the ongoing clinical trials and for future OP-1 indications. In addition, the Company's process development and protein manufacturing capabilities are transferable to the production of other proteins, enabling the Company to fill existing plant capacity and to generate additional revenues in the near-term. The manufacture of products in-house also allows the Company to increase its participation in corporate partnerships by deriving revenues from manufacturing as well as product sales.

                  PRODUCT DEVELOPMENT AND RESEARCH PROGRAMS

      The Company is developing therapeutic products based on OP-1 for use in orthopaedic reconstruction, kidney disorders, dental therapeutics, neurological disorders and osteoporosis. The following table sets forth these programs:

                         OP-1 PRODUCTS UNDER DEVELOPMENT

                                           Commercial    U.S. Regulatory
Potential Application                        Rights      Classification(1)    Status(2)
---------------------                      ----------    -----------------    ---------
ORTHOPAEDIC RECONSTRUCTION:                  Stryker          Device
  Non-Union Fractures -- Tibia                                                U.S. Pivotal Clinical Trial
                                                                              completed, data analysis in
                                                                              progress

  Non-Union Fractures -- All long bones                                       U.S. Treatment Study
  Other Bone Indications (3)                                                  European Clinical Studies
  Cartilage Regeneration                                                      Preclinical Studies

KIDNEY DISORDERS:                            Biogen           Biologic
  Acute Renal Failure                                                         Preclinical Studies
  Chronic Renal Failure                                                       Preclinical Studies

DENTAL THERAPEUTICS:                         Stryker           Device
  Periodontal Disease                                                         Preclinical Studies
  Dentin Regeneration                                                         U.S. Pilot Clinical Trial

NEUROLOGICAL DISORDERS:                      Company          Biologic
  Stroke                                                                      Preclinical Studies
  Parkinson's Disease                                                         Preclinical Studies

OSTEOPOROSIS                                 Company            Drug          Research

------------

(1) "Device" refers to products which will be reviewed by the FDA's Center for Devices and Radiological Health; "Biologic" refers to products which will be reviewed by the FDA's Center for Biologics Evaluation and Research; "Drug" refers to products which will be reviewed by the FDA's Center for Drug Evaluation and Research. The indicated regulatory classifications are either current (orthopaedic reconstruction and dentin regeneration) or anticipated (kidney disorders, periodontal disease, neurological disorders and osteoporosis). These regulatory classifications may be subject to change, as the FDA has the authority to regulate the Company's products under more than one regulatory classification.

(2) "Pivotal Clinical Trials" are investigations conducted under an Investigational Device Exemption ("IDE"), intended to be used as the primary supporting documentation for regulatory approval of a new medical device. "Treatment Study" denotes an open label study pursuant to a supplement to an IDE. "European Clinical Studies" are physician sponsored feasibility investigations conducted among a small number of patients. "Pilot Clinical Trials" are feasibility investigations conducted under an IDE, that are intended to assess the initial safety and/or efficacy of a new medical device. "Preclinical Studies" denotes the collection and analysis of data from multiple studies in animals relating to toxicity and/or efficacy in preparation for an Investigational New Drug ("IND") or IDE application filing. "Research" denotes all investigative activities with respect to product candidates prior to initiation of Preclinical Studies. See "-- Regulatory Issues."

(3) Stryker has indicated that it has initiated clinical studies for multiple orthopaedic reconstruction applications of OP-1.

ORTHOPAEDIC RECONSTRUCTION PROGRAMS

      Creative BioMolecules believes there is a significant commercial opportunity for the use of OP-1 products to regenerate bone and cartilage tissue in orthopaedic reconstruction. The number of procedures for which the Company believes an OP-1 bone regeneration product could have been utilized exceeded 1.6 million in 1995 in the United States. These procedures included non-healing fractures (170,000), open fracture reductions (439,000), spinal fusions (202,000), maxillofacial reconstructions (219,000), prosthetic fixations (541,000), and gap fillings (31,000). In addition, in 1995 there were 570,000 cartilage-related injuries in the United States. For orthopaedic reconstruction applications, the Company's corporate partner is Stryker, a leader in surgical and medical products for orthopaedic reconstruction.

      Pursuant to its agreement with Stryker, the Company receives funding to support research and development in orthopaedic reconstruction, has an exclusive right to supply OP-1 bone and cartilage regeneration products for Stryker's orthopaedic reconstruction applications, and upon marketing, will also receive royalties on any sales of such OP-1 bone and cartilage regeneration products. See "--Collaborative and Licensing Agreements -- Stryker Corporation."

      BONE. The Company has amassed a large body of evidence that OP-1 is a potent stimulator of cartilage and bone formation. The natural conversion of stem cells into cartilage is activated by morphogenic proteins such as OP-1. In a bone environment, cartilage tissue becomes permeated by blood vessels and mineralizes to become bone. Numerous studies in six different animal species have demonstrated that OP-1 is capable of inducing bone regeneration at a wide array of sites within the body in which bone is normally present. Bone formed in response to OP-1 is biochemically and biomechanically identical to normal bone.

      The most widely employed reconstruction procedure for the replacement of lost or damaged bone is bone grafting. Grafting involves surgical transplantation of bone or bone chips to the site of the defect facilitating new bone formation. Autograft, the currently preferred grafting approach, involves two surgical steps: one step to harvest the graft and a second step to implant the graft at the site of the defect or injury. In addition to the pain and cost associated with this two-step procedure, an estimated twenty-five percent of patients experience complications resulting from the graft harvesting step. Allograft procedures, a second approach, utilize bone grafts or demineralized bone powder taken from cadavers. While allografts avoid the need for an ancillary surgical procedure, they carry the risk of infectious disease transmission. The Company believes that its OP-1 bone regeneration product applied locally to the site of the defect could be used as an alternative to many bone graft procedures, providing more reliable healing, accelerating the rate of healing and obviating the need for graft harvesting with its associated complications.

      Stryker has completed a pivotal clinical trial under an IDE to evaluate the use of an OP-1 bone regeneration product as a bone graft substitute. This clinical trial focuses on regeneration of bone tissue in non-union fractures in the tibia, a long bone in the leg. Non-union fractures are fractures which have failed to heal for a period of at least nine months. The trial was designed to compare the safety and efficacy of the OP-1 bone regeneration product candidate with autograft procedures in the treatment of non-union fractures. The OP-1 bone regeneration product used in this trial consists of a paste-like formulation that is applied locally at the site of defect. The trial is being conducted at a number of specialized orthopaedic hospitals and trauma centers in the United States. In accordance with the protocol of this trial, patients are followed for nine months after treatment to assess bone regeneration. The endpoints of the trial are clinical outcome and a blinded panel radiographic assessment of healing which is currently in progress. Stryker and the Company are working to prepare a PMA application for this OP-1 bone regeneration product.

      In October 1995, the FDA approved a supplemental treatment arm (an "Open-Label Trial") of the pivotal trial, allowing Stryker to expand the study to test the OP-1 bone regeneration product for the treatment of all long bone non-union fractures. Stryker is currently treating patients in this Open-Label Trial which will allow for the evaluation of various clinical parameters prior to market launch.

      In addition to the U.S. pivotal trial and its supplemental treatment arm, Stryker initiated clinical studies in several European countries, under physician sponsorship. Stryker is expected to initiate further clinical testing of OP-1 bone regeneration products in a number of countries for an increasing array of orthopaedic reconstruction indications. The Company believes that Stryker's goal is to sell OP-1 bone regeneration products for a number of orthopaedic reconstruction indications in major markets around the world.

      CARTILAGE. Creative BioMolecules and Stryker are also engaged in research on the regeneration of cartilage. Cartilage tissue is found in different parts of the body and serves various purposes. The focus of the Company's collaboration is articular cartilage, a thin layer of tough opaque tissue that lines the opposing bone surfaces of all moving joints to provide almost frictionless movement. When articular cartilage tissue in a joint suffers more than superficial damage, it does not regenerate and may further deteriorate over time. In an initial series of animal experiments, Creative BioMolecules demonstrated that an OP-1 product induced the formation of articular cartilage in cartilage defect sites.

      Current techniques to repair cartilage damage are limited. Arthroscopic surgery is used to relieve pain and lessen the chance of further tissue damage but cannot repair defects or stop degeneration. Many patients need to undergo more than one treatment and often never achieve lasting pain relief. Another procedure, recently developed in Sweden, has been used to treat patients with articular cartilage defects in the knee. In this procedure, a small portion of the patient's healthy knee cartilage tissue is surgically removed. The cells within the extracted tissue sample are multiplied over several weeks using cell culture techniques and then those cells are reimplanted in the patient's knee. This process is costly, time consuming and involves two separate surgical procedures at different times.

      The Company believes that OP-1 can be used to stimulate the regeneration of articular cartilage. Initial animal studies show that OP-1 induces cartilage formation in surgically prepared defects. The Company and Stryker are expanding the preclinical program to evaluate locally applied OP-1 in the treatment of both cartilage defects and combination bone-cartilage defects in animal studies.

KIDNEY DISORDERS

      Kidney disorders, particularly various types of renal failure, are a large and growing health care problem. Billions of dollars are spent annually in the United States on the treatment of renal failure patients. Despite these expenditures, mortality rates remain high and quality of life low. Recent research has indicated that kidneys which recover from acute renal failure may be doing so by repeating some of those morphogenic processes that were initially involved in kidney development. Studies conducted by the Company's scientists and its collaborators have shown that OP-1 is a key morphogenic signal that initiates kidney formation at the earliest stages of kidney development. The Company's corporate partner in development of a renal disease therapy is Biogen, a leading biopharmaceutical company with expertise in development and commercialization of protein based therapeutics. Creative BioMolecules and its partner, Biogen, are developing an OP-1 product to moderate or halt the progression of renal failure. See "-- Collaborative and Licensing Agreements -- Biogen, Inc."

      ACUTE RENAL FAILURE. Acute renal failure is the rapid and sudden loss of the kidneys' ability to perform their essential functions and is often associated with multiple organ failure and a high mortality rate. The primary causes of acute renal failure are interruptions of blood flow (often as a result of certain surgical procedures or cardiac arrest), trauma and certain medications with toxic side effects to the kidneys. Based on data from the National Center for Health Statistics and other sources, Creative BioMolecules estimates that there were 250,000 diagnosed cases of acute renal failure in the United States in 1995. Currently, therapies that prevent, improve recovery or reduce the extent of kidney injury from acute renal failure are limited. The Company believes that there is a substantial commercial opportunity for a therapy that could prevent, facilitate recovery or reduce the extent of kidney injury in acute renal failure.

      Animal studies have been conducted by the Company and its academic collaborators to determine if the rapid onset of acute renal failure injury can be moderated by systemic administration of OP-1. Results of these studies indicate that an OP-1 product can reduce the extent of injury to the kidneys in an animal model of acute renal failure. The Company and its partner, Biogen, currently have additional preclinical studies underway with the goal of initiating human clinical investigation of an OP-1 product for the treatment of acute renal failure.

      CHRONIC RENAL FAILURE. Unlike acute renal failure with its sudden and rapid onset, chronic renal failure is characterized by a gradual and progressive loss of kidney function. Chronic renal failure may take several years to manifest symptoms and to require therapeutic intervention. The most common conditions associated with onset of chronic renal failure are diabetes and high blood pressure. Chronic renal failure eventually results in end stage renal disease, a condition which requires dialysis or kidney transplantation. Aside from the substantial economic costs associated with dialysis, there are significant side effects and the average life expectancy of patients on dialysis is substantially diminished. Based on reports from the United States Renal Data System and epidemiology studies, Creative BioMolecules estimates that in 1995 there were more than 300,000 patients on dialysis and that the numbers are rising by 10% each year. In addition, the Company estimates that there were more than 700,000 patients with some degree of chronic renal failure in the United States in 1995. The Company believes that there is a significant commercial opportunity for a therapy that could reduce, delay or prevent the need for dialysis or that could halt the progression of chronic renal failure.

      The Company has initiated a series of studies to investigate the potential of OP-1 to moderate the progression of chronic renal failure. Results indicate that systemic administration of OP-1 can retard the progressive loss of kidney function in an animal model of chronic renal failure. The Company and Biogen are conducting additional preclinical studies with the goal of initiating human clinical investigation of an OP-1 product for the treatment of chronic renal failure.

DENTAL THERAPEUTICS

      Dental medicine has few therapeutics to treat the hard and soft tissues which comprise the tooth and its associated attachment structures. Creative BioMolecules, in partnership with Stryker, is developing regenerative therapies to treat these tissues. The Company and Stryker are evaluating OP-1 products to treat periodontal disease and for dentin regeneration as an alternative to certain root canal procedures.

      PERIODONTAL TISSUE REPAIR. Periodontal disease is a bacterially induced inflammatory disorder that results in the progressive destruction of the periodontal tissues that hold teeth in place. Reliable and effective restoration of periodontal tissue damaged or lost as a result of periodontal disease is not possible with current therapies. The Company estimates based on data from the most recent American Dental Association Survey of Services Rendered ("ADA Survey") that in 1995 approximately four million patients underwent periodontal surgery in the United States for severe periodontal disease. The Company believes that most of these procedures would have been candidates for treatment with an OP-1 periodontal product.

      DENTIN REGENERATION. Dentin is a hard, mineralized tissue that lies immediately beneath the enamel of the tooth, surrounding the dental pulp which contains the tooth's nerve and blood vessels. Dentin acts as a protective layer to the dental pulp. A pulp exposure occurs when a defect in the tooth penetrates through the enamel and dentin into the pulp chamber. This often results in infection of the pulp, necessitating tooth extraction or removal of the pulp by root canal surgery. The Company's estimates based on data from the most recent ADA Survey that in 1995 there were approximately 16 million root canal procedures performed in the United States. The Company believes that approximately one quarter of these procedures represent candidates for dentin regeneration therapy with an OP-1 product.

      A pilot clinical trial completed in 1994 in the United States with an OP-1 product showed statistically significant evidence of dentin formation. The trial was conducted under an IDE"and involved placement of an OP-1 product onto an exposed pulp which was then sealed with standard dental filling material. The Company and Stryker are conducting additional trials to evaluate OP-1's safety and activity in dentin formation.

NEUROLOGICAL DISORDERS

      A number of neurological disorders, including stroke, Parkinson's Disease, brain trauma, Alzheimer's Disease, and Amyotrophic Lateral Sclerosis (Lou Gehrig's Disease), are characterized by the acute or progressive death of neurons. A major advance in neuroscience was the discovery of naturally occurring proteins that promote the survival of neurons. It is generally believed that application of such proteins to neurons could slow or halt neuronal degeneration and hence slow disease progression. Studies conducted by Creative BioMolecules and its academic collaborators have indicated that OP-1 can promote neuron survival. The Company has initiated preclinical investigation of OP-1 as a treatment for certain neurological disorders.

      STROKE. Strokes occur when blood flow to the brain is interrupted by a clogged or burst artery. The interruption deprives the brain of oxygen and nutrients, and causes neurons to die. Stroke is the third leading cause of death in the United States and the number one cause of adult disability. The National Stroke Association estimates that there are 550,000 strokes every year in the United States and that three million Americans are permanently disabled because of stroke. Therapeutics currently available to aid the recovery from stroke are limited. The Company believes that there is a substantial commercial opportunity for a therapeutic that could promote enhanced recovery from stroke.

      Recent research by Creative BioMolecules' academic collaborators has indicated that OP-1 can promote the development of neurons and thereby enhance the ability of neurons to establish connections with adjacent neurons. The Company therefore believes that treatment with OP-1 has the potential to enhance recovery after brain injury caused by stroke. In a preclinical study in an animal model of stroke conducted by one of the Company's collaborators, OP-1 treated animals showed a statistically significant improvement in the recovery of motor skills compared to untreated animals. Creative BioMolecules is continuing these studies with the goal of initiating human clinical investigation of OP-1 as a treatment to enhance recovery from stroke.

      PARKINSON'S DISEASE. Parkinson's disease is a progressive neurological condition characterized by tremor, muscular rigidity, and slowness of movement. The disease is caused by the gradual loss of function and eventual death of the neurons which control the coordination of voluntary movement. Current therapies offer a temporary palliative effect, but, for reasons not well understood, these therapies become ineffective after several years. The National Institute of Neurological Disorders and Stroke estimates that more than 500,000 people in the United States are affected by Parkinson's Disease at any one time, and that 50,000 people in the United States are diagnosed with Parkinsons's Disease each year. The Company believes that a therapy that promotes the survival of the neurons which degenerate in Parkinson's Disease could have substantial commercial potential.

      Initial studies in a preclinical model of Parkinson's Disease conducted by the Company's academic collaborators have indicated that OP-1 enhances survival of the neurons which are most affected by Parkinson's Disease and that this enhancement correlates with improved recovery of normal function. These studies are being continued with the goal of initiating human clinical investigation of OP-1 as a treatment for Parkinson's Disease.

OSTEOPOROSIS

      Creative BioMolecules is engaged in a research program to develop therapeutic products for use in osteoporosis and other metabolic bone diseases. Osteoporosis is a term used to describe a variety of disorders that are characterized by a reduction in the mass of bone per unit volume. Current therapies for osteoporosis are thought to work by inhibiting further loss of bone tissue rather than stimulating the formation of new bone. The Company believes that treatments that would stimulate bone formation rather than inhibit bone resorption may be preferable for therapy in osteoporosis. The Company believes an OP-1 product, or a small molecule that triggers OP-1 production or mimics its action, may cause the body to rebuild the bone mass lost to osteoporosis or other metabolic bone diseases.

SMALL MOLECULE PROGRAM

      In addition to identifying and characterizing the OP-1 protein, Creative BioMolecules also has identified the DNA sequences which regulate the expression of OP-1, has identified the cellular receptors to which OP-1 binds and through which it acts and has determined the three-dimensional structure of OP-1. The Company is seeking to use these recent discoveries to identify orally-active drug compounds that either promote endogenous morphogenic protein expression or mimic morphogenic protein biological activities. For instance, the DNA sequences that regulate OP-1 expression and the receptors which bind OP-1 are being formatted into assays to screen and identify small molecules that increase OP-1 synthesis or mimic OP-1 action. In addition, the information that relates to the three-dimensional structure of OP-1 can be used to aid the rational design or modification of small molecule drug candidates. These assays and information have enabled the Company to develop a small molecule program that seeks to identify the next generation of drug development candidates based on morphogenic protein biology. The Company may fund this small molecule research program in part through a $15 million line of credit from Biogen. This credit facility was established by the Company and Biogen in connection with the December 1996 partnership agreement for renal disease therapy. If the Company successfully identifies one or more small molecule candidates for clinical development, Biogen has a right to license such compounds for its renal disease program.

                    COLLABORATIVE AND LICENSING AGREEMENTS

      STRYKER CORPORATION. Creative BioMolecules entered into a collaboration with Stryker in 1985 to identify and develop bone-inducing proteins. OP-1 was first isolated and characterized by the Company's scientists through research funded by Stryker. The Company will receive royalty payments based on Stryker's worldwide commercial sales of OP-1 products for use in orthopaedic reconstruction and manufacturing revenue for supply of Stryker's product requirements for such sales. The Company is currently supplying an OP-1 bone regeneration product to Stryker for use in clinical trials as part of the research program. The Company is conducting research on additional indications for OP-1 in orthopaedic reconstruction including cartilage regeneration. In 1996, the Company and Stryker extended their collaboration to include dental therapeutics incorporating OP-1. The Company's agreement with Stryker provides for research funding to the Company for this work. The current work plan establishes research objectives and funding through April 30, 1998.

      Stryker has exclusive rights to develop, market and sell products incorporating bone and cartilage-inducing proteins developed under the research program, including OP-1, for use in the field of orthopaedic reconstruction and dental therapeutics. The Company has also agreed not to undertake research to develop bone and cartilage-inducing proteins for use in orthopaedic reconstruction, on its own behalf or for third parties, for five years after conclusion of the research program. The Company has the exclusive and irrevocable right to develop, market and sell products incorporating morphogenic proteins developed under the research program, including OP-1, for all uses and applications other than orthopaedic and dental reconstruction such as renal failure, neurological diseases, metabolic bone disorders, and others. Both the Company and Stryker have the right to grant licenses to third parties in their respective fields, and each is obligated to pay royalties to the other on its sales of such products and to share royalties received from licensees. The Company has been responsible for preclinical studies of OP-1 products, and Stryker and the Company are each responsible for clinical studies in their respective fields. The Company has the exclusive right to supply OP-1 products to Stryker for worldwide commercial sales in the field of orthopaedic and dental reconstruction. See "-- Patents and Proprietary Rights."

      BIOGEN, INC. In December 1996, the Company entered into a Research Collaboration and License Agreement with Biogen to collaborate on the development of novel therapeutics for the treatment of renal disorders. The initial focus of the collaboration is on advancing the development of the Company's morphogenic protein, OP-1, for the treatment of acute and chronic renal failure. Under the agreement, the Company granted to Biogen exclusive worldwide rights to manufacture, market and sell OP-1 and OP-1 products developed through the collaboration for the treatment of renal disease. Biogen paid the Company a $10,000,000 license fee in 1996 and made an $18,000,000 equity investment which were recorded in the quarter ended December 31, 1996. In addition, Biogen has guaranteed $10,500,000 in research funding over the next three years, will pay up to an additional $69,000,000 upon the attainment of certain milestones and will make available a $15,000,000 line of credit. The agreement further provides for the payment of royalties to the Company based on product sales.

      The Company may draw upon the $15,000,000 line of credit over the next three years to fund the research and development of small molecule products based on OP-1. Advances are limited to $5,000,000 per year. Biogen received an exclusive option to obtain an exclusive, worldwide license to OP-1 protein small molecule products for the treatment of renal disorders. In the event Biogen exercises its option, Biogen will forgive the lesser of $10,000,000 or the principal amount outstanding under the line of credit. The remaining principle, together with all accrued and unpaid interest, is due and payable five years from the date of the first advance and may be repaid, at the Company's option, in either cash, common stock or reduction of royalties due the Company from Biogen.

      In September 1994, the Company signed a three-year manufacturing contract with Biogen to produce in the Company's manufacturing facility in Lebanon, New Hampshire several of Biogen's protein-based therapeutic candidates for use in Biogen's clinical trials. The contract covers the period from January 1995 through December 1997. As part of the research collaboration, the two companies agreed to extend the manufacturing contract for two years through December 31, 1999, with Biogen having the option, but not the obligation, to use the manufacturing facility for a mutually agreeable number of months in one of the two extension years. To enable the Company to meet its obligations under the manufacturing contract, Biogen financed the construction of a 7,000 square foot addition to the present facility for production under current Good
Manufacturing Practices as mandated by the FDA ("cGMP") using bacterial fermentation at an estimated total cost of $2,900,000. The Company agreed to reimburse Biogen for the construction costs and leasehold improvements at the end of the contract term, including the extension, at an amount equal to Biogen's construction costs less $300,000 and less all accumulated depreciation. The reimbursement to Biogen is estimated to be no more than $2,100,000. Biogen also agreed to lease equipment to the Company for the operation of such portion of the facility and for cGMP production using bacterial fermentation by the Company at an estimated total cost of $2,400,000, as provided in an equipment lease agreement. The Company has the option to purchase the equipment at the end of the extended lease term for an amount equal to its then fair market value or for such other amount as is negotiated by the two parties.

      GENETICS INSTITUTE. In July 1996 Creative BioMolecules and Stryker and Genetics Institute, Inc., now a wholly-owned subsidiary of American Home Products, ("Genetics Institute") announced that they had cross-licensed their worldwide patent rights, royalty-free, in the bone morphogenetic/osteogenic protein family. The agreement allows the companies to commercialize their respective lead compounds, which are now in clinical trials for bone repair and regeneration, free of the risk of patent litigation among the parties. Under the agreement, which covers both issued patents and pending patent applications, Creative BioMolecules and Stryker have exclusive rights to OP-1, their lead compound under both their own and Genetics Institute's patents. Genetics Institute and Yamanouchi Pharmaceutical Company, Ltd., its partner in the worldwide development of Genetics Institute's bone growth factors, have exclusive rights to BMP-2, their lead compound under both their own and Creative BioMolecules/Stryker patents. In addition, the companies have granted each other royalty-free, non-exclusive cross-licenses to patents and patent applications covering certain other related morphogenic proteins.

      PURDUE UNIVERSITY. In May 1996, Creative BioMolecules entered into an agreement with Purdue Research Foundation to define signaling pathways in the cell that result in tissue formation. The goal of this collaboration is to aid in the discovery of small molecule compounds that can regenerate a variety of tissues. This agreement expands the Company's effort to extend its technology from morphogenic proteins such as OP-1 to small, orally-active compounds that mimic or upregulate these proteins. As part of the agreement, Creative BioMolecules also has licensed rights to a class of small molecule compounds that have already been demonstrated to influence signal transduction pathways.

      NATIONAL INSTITUTES OF HEALTH. The Company has a cooperative research and development agreement with the National Institutes of Health to explore the biology of certain morphogenic proteins that were first identified by U.S. government researchers. As part of this agreement Creative BioMolecules has a right to license patentable inventions that may arise from this collaboration.

      ACADEMIC COLLABORATIONS. The Company has relationships with a number of academic investigators which are focused on testing morphogenic proteins in tissue regeneration and restoration applications. In its collaborations, the Company seeks to expand the scientific knowledge concerning tissue formation as well as the activities and characteristics of various proteins under development by the Company. The academic collaborators are not employees of Creative BioMolecules. Hence, the Company has limited control over their activities and limited amounts of their time are dedicated to the Company's projects. The Company's collaborators may have relationships with other commercial entities, some of which compete with the Company. Although the precise nature of each relationship varies, the collaborators and their primary affiliated institutions generally sign agreements which provide for confidentiality of the Company's proprietary technology and results of studies. The Company seeks to obtain exclusive rights to license developments that may result from these studies.

      PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP. In December 1986, the Company granted to entities associated with Prudential Securities Incorporated (PruTech Research and Development Partnership III and PruTech Product Development Partnership; collectively, the "PruTech Entities") a license to use certain technology developed by the Company relating to Epidermal Growth
Factor ("EGF") and Platlet Derived Growth Factor ("PDGF"). Technology developed as a result of such research and development is owned by the PruTech Entities. During 1988, the Company exercised its option under a related contract to take a worldwide, exclusive license to all such technology. The license requires the Company to pay the PruTech Entities royalties on sales of any PDGF or EGF-related products or on sublicenses of the technology through December 31, 1999.

      ENZON CROSS-LICENSING AGREEMENT. The Company owns a number of issued U.S. and foreign patents with broad claims on the composition of BABS(TM) (Biosynthetic Antibody Binding Sites) proteins and their interdomain linkers. BABS(TM) represents a separate technology developed by the Company, as to which the Company has retained rights, but is not currently being utilized in its OP-1 development programs. One important European patent in this family has been opposed. The opposition proceeding is in its early stages, and it is too early to predict its outcome. There can be no assurance that this European patent will not be narrowed or lost in the opposition. Some of the Company's BABS(TM) technology is also covered by patents held by Enzon Corporation ("Enzon"). In December 1993, the Company and Enzon signed cross-licensing and collaboration agreements which consolidate the two companies' intellectual property rights and know-how covering BABS(TM) proteins. The agreements allow each company, on a royalty-free basis, to develop and manufacture products based on the combined technology. Each party is also free to market products based on the combined technology in collaboration with a limited number of third parties, subject to the payment of a royalty by such third party. The parties have also agreed to outlicense the technology to third parties on a non-exclusive basis in exchange for license, milestone and royalty payments. Enzon has been designated the exclusive marketing agent for such licenses. The Company believes that consolidation of the companies' respective positions relating to BABS(TM) proteins has created a strong position in the use and manufacture of these novel proteins.


                                  MANUFACTURING

      The Company has significant manufacturing experience in the scaling-up and production of recombinant proteins, including its own OP-1 protein. This manufacturing experience prepares the Company to move forward with its OP-1 product programs utilizing its own manufacturing capabilities. The Company has produced its recombinant proteins by bacterial fermentation as well as by mammalian cell culture techniques in the laboratory. The Company has scaled-up both of these production processes and has produced clinical grade recombinant proteins using each of them. In March 1993, the Company acquired a 47,000 square foot manufacturing facility in Lebanon, New Hampshire from Verax Corporation ("Verax") to scale-up the production of its proteins. The facility was designed to enable production for clinical research and commercial use in accordance with cGMP.

      In September 1994, the Company signed a three-year manufacturing contract with Biogen to produce in the manufacturing facility several of Biogen's protein-based therapeutic candidates for Biogen's use in its clinical trials. To enable the Company to meet its obligations under the manufacturing contract, Biogen financed the construction of a 7,000 square foot addition to the present facility for cGMP production using bacterial fermentation and agreed to lease equipment to the Company for the operation of such portion of the facility. See "-- Collaborative and Licensing Agreements -- Biogen, Inc." The Company believes that the acquisition and expansion of this manufacturing facility will significantly enhance its ability to produce qualified products for clinical trials and commercialization of OP-1.

                                   COMPETITION

      The potential therapeutic products which Creative BioMolecules is developing will compete with existing and new products being developed by others for treatment of the same indications. Competition in the development of human therapeutics is particularly intense and includes many large pharmaceutical and biopharmaceutical companies, specialized biotechnology firms, universities and other research institutions. Certain of these companies have extensive financial, marketing and human resources which may result in significant competition. Many pharmaceutical companies have extensive experience in undertaking clinical trials, in obtaining regulatory approval to market products and in manufacturing on a large scale. Other biopharmaceutical companies may also have more resources and experience in these areas than the Company. Several pharmaceutical companies have entered or expanded their presence in the biotechnology field by acquiring specialized biotechnology companies, thus providing additional resources to the acquired companies which may allow them to become more competitive.

      The technology underlying the development of human therapeutic products is expected to continue to undergo rapid and significant advancement and change. In the future, the Company's technological and commercial success will be based on its ability to develop proprietary positions in key scientific areas and efficiently evaluate potential product opportunities.

      A number of companies are engaged in the research and development of morphogenic proteins for the repair of bone and cartilage. The Company is aware that Genetics Institute is pursuing the development of bone morphogenetic proteins and, to the Company's knowledge, is the only other company that has begun human clinical trials of a recombinant bone morphogenetic protein for the repair of orthopaedic and other skeletal defects. Genetics Institute has entered into relationships with Yamanouchi Pharmaceuticals Co., Ltd. and Sofamor Danek Group, Inc. covering development and marketing of bone morphogenetic proteins. In addition, the Company believes that a number of biopharmaceutical companies are developing other recombinant human proteins, primarily growth factors, for use in the repair of bone and cartilage defects and in other indications. A number of other companies are pursuing traditional therapies, including autografts, allografts and electrical stimulation devices, as well as cell therapies for the repair of bone and cartilage defects that may compete with the Company's products.

      The Company's potential products for dental indications through its collaboration with Stryker will compete primarily with traditional therapies. The Company is not aware of any companies pursuing the development of recombinant proteins for dentin applications. The Company is aware that Genetics Institute is pursuing the development of bone morphogenetic proteins for the repair of periodontal tissue.

      The Company is aware of several biotechnology companies that are developing recombinant protein based products for the treatment of renal and neurological disorders. In the field of renal failure two different products are being evaluated in human clinical studies for acute renal failure and one of those products is also being evaluated preclinically for chronic renal failure. Creative BioMolecules is not aware of any companies developing morphogenic protein based products for either acute or chronic renal failure. In the field of neurological disorders, particularly in the areas of recovery from stroke and treatment of Parkinson's Disease, there are several companies engaged in preclinical and clinical studies with recombinant protein based and more traditional small molecule products. One of those product candidates (for the treatment of Parkinson's Disease) is based on a morphogenic protein that is part of the same family of proteins of which OP-1 is a member.

      A number of biotechnology and pharmaceutical companies are pursuing the development of other recombinant growth factors and hormones for the treatment of osteoporosis. The Company believes that only a limited number of companies are seeking to develop morphogenic proteins for the treatment of osteoporosis. However, many major pharmaceutical companies are pursuing the development of traditional drug therapies for the treatment of osteoporosis.

      In addition to competing with pharmaceutical and biotechnology companies, the Company's products and technologies will also compete with those developed by academic institutions, government agencies and other public organizations conducting research that may discover new therapies, seek patent protection or establish collaborative arrangements for product research.

      The Company believes that in addition to a product's patent position, efficacy and price, the timing of a product's introduction may be a major factor in determining eventual commercial success and profitability. Early entry may have important advantages in gaining product acceptance and market share. Accordingly, the relative speed with which the Company can complete preclinical and clinical testing, obtain regulatory approvals, and supply commercial quantities of the product is expected to have an important impact on the Company's competitive position, both in the United States and abroad. Other companies may succeed in developing similar products that are introduced earlier, are more effective, or are produced and marketed more effectively. There can be no assurance that research and development by others will not render any of the Company's products obsolete or noncompetitive.


                         PATENTS AND PROPRIETARY RIGHTS

      Creative BioMolecules pursues a policy of obtaining patent protection for patentable subject matter in its proprietary technology. As of March 6, 1997, the Company owned or had rights to 40 issued patents and 81 pending patent applications in the United States. The Company also owned or had rights to approximately 41 issued foreign patents and 126 foreign patent applications pending in Europe, Japan and certain other countries. Many of these applications were filed through the Patent Cooperation Treaty and the European Patent Office seeking to preserve for the Company the right to file applications in various countries. Certain patents and patent applications relating to morphogenic proteins, including OP-1, are owned by Stryker and have been licensed exclusively to the Company for use in all indications other than orthopaedic reconstruction. See "-- Collaborative and Licensing Agreements -- Stryker Corporation." Certain other patents and patent applications are owned jointly with other collaborators. There can be no assurance, however, that any such patent applications will issue as patents, or that any patent now issued, or to be issued, will provide a preferred position with respect to the technology or products it covers.

      MORPHOGENIC PROTEIN TECHNOLOGY. Within the Company's patent estate, 15 issued U.S. patents, 21 granted foreign patents, 75 U.S. pending applications and 89 pending foreign applications pertain to the Company's morphogenic protein technology. Of these, 14 U.S. patents, 17 foreign patents, 16 U.S. pending applications and 34 foreign applications pertain to composition of matter; 1 U.S. patent, 4 U.S. pending applications and 8 foreign applications pertain to methods of production; 19 U.S. applications and 17 foreign applications pertain to the Company's small molecule program and 4 foreign patents, 26 U.S. pending applications and 30 foreign applications pertain to particular tissue applications, including renal, neural, bone, liver, periodontal, dentin, gastrointestinal tract and immune cell-mediated tissue applications.

      On July 15, 1996, Creative BioMolecules, Stryker and Genetics Institute entered into a cross-license agreement in which the parties granted world-wide, royalty-free, cross licenses to each other in the bone morphogenetic/osteogenetic protein family (see "-- Collaborative and Licensing Agreements -- Genetics Institute"). This cross-license, covering both issued patents and pending applications in the field of bone morphogenic proteins, eliminates the risk of patent litigation between the parties relating to the Company's individual and joint efforts with Stryker to commercialize OP-1.

      OTHER TECHNOLOGY. Within the Company's patent estate, the Company owns or has rights to 7 U.S. patents, 4 foreign patents, 9 U.S. applications and 20 foreign applications, related to its BABS(TM) and interdomain linker technology. The Company also has patents issued in the United States and certain foreign countries, and applications pending in the United States and certain foreign countries on compositions of matter, methods of use and methods of production relating to other proprietary technology.

      The Company's success will depend in part on its ability to obtain marketing exclusivity for its products for a period of time sufficient to establish a market position and achieve an adequate return on its investment in product development. The Company believes that protection of its products and technology under United States and international patent laws and other intellectual property laws is an important factor in securing such market exclusivity. U.S. patents issued from applications filed prior to June 8, 1995 have a term of the longer of 17 years from patent grant or 20 years from the earliest filing date to which the application is entitled benefit. U.S. patents issued from applications filed on or after June 8, 1995 have a term of 20 years from the earliest filing date to which the application is entitled benefit. Patents in most foreign countries have a term of 20 years from the date of the filing of the patent application. In the United States and certain foreign countries, the exclusivity period provided by patents covering pharmaceutical products may be extended by a portion of the time required to obtain regulatory approval for a product. The Company's issued U.S. patents begin expiring in 2005, and issued foreign patents begin expiring in 2006.

      Although the Company pursues patent protection, significant legal issues remain as to the extent to which patent protection may be afforded in the field of biotechnology, in both the United States and foreign countries. Furthermore, the scope of protection has not yet been broadly tested. Therefore, the Company also relies upon trade secrets, know-how and continuing technological advancement to develop and maintain its competitive position. Disclosure of the Company's know-how is generally protected under confidentiality agreements. There can be no assurance, however, that all confidentiality agreements will be honored, that third parties will not develop equivalent technology independently, that disputes will not arise as to the ownership of technical information or that wrongful disclosure of the Company's trade secrets will not occur.

      Certain products and processes important to Creative BioMolecules may be subject in the future to patent protection obtained by others. Biotechnology is developing rapidly. Because many patent applications have been filed in this field in recent years, the scope that courts will give to the claims of patents issued from such applications and the nature of these claims cannot be predicted. Several patent applications based on work done years ago have been issued to others with broad claims directed to the use of basic recombinant DNA technology. It is premature to predict what general trend, if any, will emerge as to the breadth of allowed claims for biotechnology products and related uses. The allowance of broader claims may increase the incidence and cost of interference proceedings at the United States Patent and Trademark Office and the risk of infringement litigation. A policy of allowing narrower claims, conversely, could limit the value of the Company's proprietary rights under its patents. It is possible that Patent and Trademark Office interference proceedings will occur with respect to a number of the Company's patent applications or issued patents. It is also likely that subject matter patented by others will be required by the Company to research, develop, or commercialize at least some of the Company's products. No assurance can be given that licenses under any such patent rights of others will be made available on acceptable terms.


                                REGULATORY ISSUES

      Regulation by governmental agencies in the United States and other countries is a significant factor in the clinical evaluation and licensing of the Company's potential products as well as in the development and research of new products. All of the Company's products currently under development will require regulatory approval by the FDA under the Food, Drug, and Cosmetic Act ("FD&C Act"), as a drug or device, or under the Public Health Service Act as a biological, to be marketed in the United States. Regardless of the classification assigned to the Company's products, all human diagnostic and therapeutic products are subject to rigorous testing. Generally, considerable time and expense are required to clinically evaluate the safety and efficacy of a new product. Moreover, even after extensive preclinical testing, unanticipated side effects can arise during clinical trials that can halt or delay the regulatory process at any point. The Company believes that seeking and obtaining regulatory approval for a new therapeutic or diagnostic product is likely to take several years and require the expenditure of substantial resources.

      Products developed through genetic engineering, such as the Company's products, are relatively new, and state and local regulation may increase as genetically engineered products become more common. The federal government oversees certain recombinant DNA research activity through the National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules (the "NIH Guidelines"). The Company believes it complies with the NIH Guidelines, which prohibit or restrict certain recombinant experiments, set forth levels of biological and physical containment of recombinant DNA molecules to be met for various types of research, and require that institutional biosafety committees approve certain experiments before they are initiated. Compliance with the NIH Guidelines has not had, and the Company does not foresee that it will have, a material effect on the competitive position or cash flow of the Company. Discussions have been underway since 1996 between NIH and FDA regarding alternative models for regulation of recombinant DNA research and the products resulting from such research, and the appropriateness of any continued NIH role. It is not possible to predict the effect of such potential regulatory changes on the Company or its potential competitors.

      PHARMACEUTICAL AND BIOLOGICAL PRODUCTS. The Company expects that certain of its potential products will be regulated by the FDA as pharmaceuticals or biologicals. The regulatory approval of pharmaceutical and biological products in the United States intended for therapeutic use in humans involves many steps. The initial phase of the FDA approval process involves preclinical testing to demonstrate that the product would not be an unreasonable hazard in clinical studies with human subjects. Upon completion of preclinical testing, an IND application must be filed with the FDA. The application includes (i) information on the composition of the product including pharmacology and toxicology, (ii) chemistry, manufacturing, and control information, (iii) results of all the preclinical safety and efficacy investigations including in vivo and in vitro studies, (iv) information on any previous human experience with the product, (v) a clinical design and protocol,
(vi) information on the investigators, (vii) the necessary agreements among parties involved in the testing and (viii) approval of an Institutional Review Board at the center(s) conducting the study or studies. If the application has not been denied or if additional information has not been requested by the FDA within 30 days of filing, the applicant may then begin clinical studies.

      Clinical testing usually occurs in three phases to demonstrate safety and efficacy of the product. Phase I clinical trials consist of testing for the safety and tolerance of the product with a small group of subjects and may also yield preliminary information about the efficacy and dosage levels of the product. Phase II clinical trials involve testing for efficacy, determination of optimal dosage and identification of possible side effects in a larger patient group. Phase III clinical trials consist of additional testing for efficacy and safety with an expanded patient group. Currently, FDA requires a separate IND for each distinct clinical study. After product approval, FDA may request or require an additional phase (Phase IV) of clinical studies to provide additional information on safety and efficacy.

      Upon successful completion of Phase III testing, either a New Drug Application ("NDA") or Product License Application/Establishment License Application ("PLA/ELA") can be filed, depending upon whether the product is designated as a drug or a biological, respectively. The FDA normally requires at least two adequate and well-controlled clinical trials for product approval. Certain biological products may be eligible for a unified application known as a Biologics License Application ("BLA"), which reduces the amount of information required to be filed concerning manufacturing facilities. All approval types require a detailed review of all data collected from clinical studies, the composition of the drug or biological, non-clinical pharmacology and toxicology data, environmental impact data, human pharmacokinetics and bioavailability data, patent information, certain case report data and forms, the labeling that will be used, information on chemistry, manufacturing, and controls, and samples of the product. After the FDA completes its review of the application, the product is typically reviewed by a panel of medical experts, and the applicant is required to answer questions on its safety and efficacy. The FDA considers the recommendation of the panel, and may in its own discretion approve an NDA, PLA/ELA, or BLA. If so approved, the product may then be marketed.

      DEVICES. The Company expects that certain of its potential products will be regulated by the FDA as Class III devices. Preclinical evaluations of Class III devices are similar to those of pharmaceuticals and biologicals, with additional emphasis on implant persistence, implant sensitization, and carrier characterization and specifications. Upon completion of preclinical testing, an IDE application is filed with the Center for Devices and Radiological Health in the FDA. This application consists of (i) identifying information on the sponsor, (ii) complete reports of prior investigations of the device, (iii) a summary of the investigational plan (or the complete plan), (iv) a description of the methods, facilities, and controls used for manufacturing, processing, packing, storage, and installation of the device, (v) example investigator agreements, (vi) a list of investigators, (vii) certifications concerning investigators and Investigational Review Boards, (viii) copies of labeling and
(ix) materials relating to environmental impact and informed consent. If the application has not been denied by the FDA within 30 days of filing, the applicant may then begin clinical studies. The FDA may approve the IDE before the end of the 30 day period, in which case the applicant may begin clinical studies immediately.

      The clinical testing of a device may consist of a preliminary feasibility study leading to a much larger pivotal safety and effectiveness study, or it may consist of only the larger pivotal safety and effectiveness study. Upon successful completion of the clinical testing and compilation of the data, a PMA application can be filed. This application consists of (i) indications for use,
(ii) product description, (iii) discussion of alternatives to use of the device,
(iv) marketing history (worldwide), (v) review of clinical studies and results,
(vi) methods, facilities and controls (as in an IDE), (vii) non-clinical data,
(viii) if only one clinical study is used, a justification of that approach,
(ix) identification and bibliography of any information relevant to the safety and effectiveness of the device, (x) product samples, (xi) product labeling and
(xii) certain environmental information. The FDA is required to respond to the PMA submission within 180 days, although the FDA may not adhere to this schedule and further review may take additional time. After the FDA completes its review of the application, the product is typically reviewed by a panel of medical experts, and the applicant is required to answer questions on its safety and effectiveness. At the recommendation of the panel, a PMA may be granted, and the product may then be marketed.

      TREATMENT IND STATUS. Before the completion of clinical trials for products, a company may file for Treatment IND status under provisions of the IND regulations. These regulations apply to products for patients with serious or life-threatening diseases and are intended to facilitate the availability of new products to desperately ill patients after clinical trials have shown convincing evidence of efficacy, but before general marketing approval has been granted by the FDA. Under these regulations, it may be possible for the Company to recover some of the costs of research, development and manufacture of its products before commercial marketing begins. The

Company may seek Treatment IND status for qualified products, although the decision whether to grant such status lies with the FDA.

      The FDA has also adopted regulations intending to accelerate the approval of therapeutic products for serious and life threatening diseases under certain circumstances. The Company may seek to utilize these regulations for qualified products. Approvals under these regulations may be conditioned on further studies by the Company, may include restrictions on marketing, may require prior submission of promotional materials, and may be subject to expedited withdrawal of approval.

      USER FEES.  The United States Congress passed the Prescription Drug
User Fee Act ("User Fee Act") in October 1992. The purpose of the User Fee Act is to reduce the time that the FDA takes to act on completed PLAs, ELAs, and NDAs. Priority applications should be acted upon in six months and regular applications should be acted upon in 12 months from date of submission. The User Fee Act contemplates that establishment, application and product fees paid by pharmaceutical companies seeking license approval or who already have products on the market will be used to pay for extra resources at the FDA. The increase in resources is intended to allow the FDA to meet the above deadlines. Small companies with no product on the market may receive a reduction and deferral of some fees. User fee waivers are possible for companies with limited resources if they can show that fees are a barrier to innovation or to development of products. Waivers are also possible to protect the public health, if fees would exceed FDA costs, or on equitable grounds. The FDA has stated that it will grant these waivers on a case-by-case basis. In particular, smaller entities (less than $10 million in annual gross revenues and no corporate parent or funding source with annual gross revenues of $100 million or more), or up to medium-sized entities (annual gross revenues of less than $100 million) developing Orphan Drugs, may qualify for a fee waiver. The FDA has issued a draft guidance document describing criteria for user fee exceptions and waivers, and the Company may seek such exceptions or waivers for its products if appropriate under this guidance. The user fee program does not apply to generic drugs and medical devices at this time. Because the original legislation creating user fees will expire in the fall of 1997, negotiations are currently underway between the regulated industry, the FDA, and the Congress to draft reauthorizing legislation. It is impossible to predict whether these efforts will be successful, and what effect their success or failure may have on approval times and availability of FDA resources.

      FACILITIES INSPECTION. In addition to product approval prior to marketing, the Company must also obtain FDA approval of the facility in which its products will be manufactured. In the case of a pharmaceutical or a device, the Company must be in compliance with cGMP requirements; inspection of the Company's facilities to determine such compliance would be conducted as part of the overall NDA or PMA approval. In the case of a biological, unless the product qualifies for a BLA, a separate application specific to the manufacturing facility must be approved (in the form of an ELA), and the facility must meet guidelines set by the Center for Biologics Evaluation and Research. Since any NDA, PMA or ELA approved by the FDA is both site and process specific, any material change by the Company in its manufacturing process, equipment or location would necessitate additional FDA review and approval. Recently, the FDA promulgated new regulations concerning cGMPs for medical devices. These new regulations include elements drawn from existing international standards and a new emphasis on design of medical devices (in addition to the existing focus on manufacturing). Until these new regulations are better understood by industry, compliance with medical device cGMPs may prove more difficult than in the past, and may require the use of additional resources or even the redesign of some existing devices or facilities.

      FOREIGN REGULATIONS. Regulations concerning the marketing of human therapeutic and diagnostic products are generally imposed by foreign governments and may have an impact on the Company's anticipated operations. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement levels vary widely from country to country. The Company attempts to conduct its development activities in a manner that would also support regulatory filings in selected foreign countries.

      OTHER. The current Congress is considering various possible reforms to limit the FD&C Act. Examples of possible changes include, but are not limited to, alternative approval mechanisms, variations in the length of statutory exclusivity and patent restoration, and modified FDA regulatory procedures. At present, it is not possible to predict whether such changes will, in fact, occur, and what their possible effect on the Company might be. Amendments to the federal laws have loosened export restrictions on therapeutic products, including amendments permitting the export of products not yet approved in the United States but approved in certain foreign countries. The Company may choose to conduct such exports of its products prior to obtaining FDA marketing approval in the United States.

      In addition, the Company is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Research Conservation and Recovery Act, regulations administered by the Nuclear Regulatory Commission, national restrictions on technology transfer, import, export and customs regulations and other present or possible future local, state or federal regulation. From time to time, other federal agencies and congressional committees have indicated an interest in implementing further regulation of biotechnology applications. The Company is not able to predict whether any such regulations will be adopted or whether, if adopted, such regulations will adversely affect the Company's business.

                                  EMPLOYEES

      As of February 28, 1997, the Company had 191 full-time employees, 27 of whom hold Ph.D., D.V.M., or M.D. degrees. The Company considers its relations with its employees to be good and has experienced a low rate of employee turnover. None of the Company's employees is covered by a collective bargaining agreement. The Company has entered into confidentiality agreements with all of its employees.

ITEM 2.  DESCRIPTION OF PROPERTY

      The Company currently leases an aggregate of 69,000 square feet in two facilities in Hopkinton, Massachusetts. The location is approximately 30 miles west of Cambridge and Boston and 20 miles east of Worcester, all of which are major research centers in health care and biotechnology in Massachusetts. The Company's larger facility, encompassing 54,000 square feet of space, houses research and development laboratories and small scale production suites. The research and development laboratories are fully equipped for recombinant DNA synthesis, protein engineering, analytical chemistry, cell biology, and process development activities. The production suites are designed and equipped to produce clinical grade protein products. The smaller facility, with 15,000 square feet of space, houses its corporate offices. Both leases expire in 1998.

      The Company purchased a leasehold interest in, and an option to purchase, a 47,000 square foot manufacturing facility in Lebanon, New Hampshire on March 15, 1993. The location is approximately 130 miles north by northwest of Boston, Massachusetts and 90 miles southeast of Burlington, Vermont. This facility houses two functional cGMP production suites, quality assurance/quality control laboratories and support offices. The facility is fully equipped for cGMP production of recombinant proteins from mammalian cell culture and monoclonal antibodies from Hybridoma cultures. The lease expires in 2008.
The Company has room for expansion within the site.

      In September 1994, the Company signed a three-year manufacturing contract with Biogen to produce for clinical trials several of Biogen's protein-based therapeutic candidates in the manufacturing facility in Lebanon, New Hampshire. To enable the Company to meet its obligations under the manufacturing contract, Biogen is constructing and financing a 7,000 square foot addition to the present facility for cGMP production using bacterial fermentation and agreed to lease equipment to the Company for the operation of such portion of the facility and for the cGMP production of bacterial fermentation products by the Company.

      The Company believes that its existing facilities, including the addition of bacterial fermentation capacity in Lebanon, New Hampshire, are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

      There are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of the year ended December 31, 1996 to a vote of the Company's security holders.

                                     PART II

ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

           The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol CBMI. The following table presents quarterly information on the price range of the Company's Common Stock, indicating the high and low sale prices reported by The Nasdaq Stock Market.

                                       High                 Low
                                       ----                 ---
1996
    4th Quarter..................    $12.75              $ 6.50
    3rd Quarter..................      8.50                5.13
    2nd Quarter..................     10.88                7.56
    1st Quarter..................     13.00                6.88
1995
    4th Quarter..................      7.00                4.50
    3rd Quarter..................      6.25                2.50
    2nd Quarter..................      3.13                1.69
    1st Quarter..................      3.25                1.50
1994
    4th Quarter..................      3.88                1.38

STOCKHOLDERS

           As of February 28, 1997, there were approximately 318 stockholders of record of the Company's Common Stock.

DIVIDENDS

           The Company has not paid any dividends on its Common Stock since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future. The Company intends to retain its earnings, if any, for the development of its business.

RECENT SALES OF UNREGISTERED SECURITIES

           On December 9, 1996, the Company sold to Biogen 1,542,680 shares of Common Stock at a premium to the then-current market price of the Common Stock. Proceeds to the Company were $18,000,000. The Company issued these securities without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act, since no public offering was involved. No underwriters were involved in the offer and sale of the securities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

           The selected consolidated financial data set forth below with respect to the Company's consolidated statements of operations for the year ended December 31, 1996, the three months ended December 31, 1995 and for the years ended September 30, 1995 and 1994, and with respect to the consolidated balance sheets as of December 31, 1996 and 1995, are derived from the consolidated financial statements that have been audited by Deloitte & Touche LLP, independent auditors, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended September 30, 1993 and 1992, and the consolidated balance sheet data as of September 30, 1995, 1994, 1993 and 1992, are derived from audited consolidated financial statements not included herein. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included herein.


                                                                  THREE
                                                   YEAR           MONTHS
                                                   ENDED          ENDED                      YEARS ENDED SEPTEMBER 30,
                                                 DECEMBER        DECEMBER        -----------------------------------------------
                                                 31, 1996       31, 1995(1)        1995         1994         1993         1992
                                                 --------       -----------      --------     --------     --------     --------
                                                                    (In thousands, except per share amounts)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Research and development contracts .....       $  5,548        $    971        $  5,824     $  3,652     $  1,576     $  4,469
  Manufacturing contracts ................          4,486             770           6,159        1,411          461           --
  License fees and royalties .............         11,122               2             544            7           30           --
  Product sales ..........................             --              --              --           16           35           56
  Interest ...............................          1,174             261             649          580          549          472
  Other ..................................             22              --              53          141            3            5
                                                 --------        --------        --------     --------     --------     --------
    Total revenues .......................         22,352           2,004          13,229        5,807        2,654        5,002
                                                 --------        --------        --------     --------     --------     --------
Cost and expenses:
  Research and development ...............         15,651           3,194          11,688       17,680       12,898        7,489
  Cost of manufacturing contracts ........          3,823             715           5,330        1,389          439           --
  Cost of product sales ..................             --              --              --            3            6           13
  Marketing, general and administrative ..          4,901           1,254           3,604        4,794        3,121        3,292
  Interest ...............................            217              61             229          200          209          200
                                                 --------        --------        --------     --------     --------     --------
    Total costs and expenses .............         24,592           5,224          20,851       24,066       16,673       10,994
                                                 --------        --------        --------     --------     --------     --------
Net loss .................................       $ (2,240)       $ (3,220)       $ (7,622)    $(18,259)    $(14,019)    $ (5,992)
                                                 ========        ========        ========     ========     ========     ========
Net loss per common share(2) .............       $  (0.07)       $  (0.11)       $  (0.37)    $  (0.95)    $  (0.94)    $  (0.55)
                                                 ========        ========        ========     ========     ========     ========
Weighted average number of
  common shares outstanding(2) ...........         30,062          28,120          20,431       19,212       14,855       10,812
                                                 ========        ========        ========     ========     ========     ========

                                                                                                     SEPTEMBER 30,
                                                       DECEMBER     DECEMBER     -----------------------------------------------
                                                       31, 1996     31, 1995       1995         1994         1993         1992
                                                       --------     --------     --------     --------     --------     --------
                                                                                        (In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents
 and marketable securities .....................       $ 50,075     $ 20,002     $ 10,486     $  5,423     $ 25,255     $  6,739
Working capital ................................         48,174       21,743       11,651        4,927       23,940        5,015
Total assets ...................................         73,819       41,341       32,192       27,470       45,326       12,235
Capital lease obligations,  less current portion          1,651        1,711        1,713        1,750        1,798          216
Accumulated deficit ............................        (71,438)     (69,198)     (65,978)     (58,356)     (40,098)     (26,079)
Total stockholders' equity .....................         67,261       37,829       28,269       22,807       40,675        9,676

(1) In January 1996, the Company changed its fiscal year end from September 30 to December 31, effective with the three month period ended December 31, 1995.

(2) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the computation of net loss per common share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

           To date, most of the Company's revenues have been derived from research and development payments and license fees under agreements with collaborative partners. Beginning in the year ended September 30, 1995, a significant portion of the Company's revenues also were derived from contract manufacturing. The Company anticipates that over the next several years its revenues will be derived primarily from such collaborative agreements. The Company has been unprofitable since its inception and expects to incur additional operating losses over the next several years.

           The Company's research agreements with collaborative partners have typically provided for the partial or complete funding of research and development for specified projects and royalties payable to the Company in exchange for licenses to market the resulting products. The Company is presently a party to major research collaborations with Stryker to develop products for orthopedic reconstruction and with Biogen to develop products for the treatment of renal disorders. Under the research portion of the collaboration with Stryker, the Company supplies an OP-1 product to Stryker for clinical trials and other uses, provides clinical support and performs research work pursuant to work plans established periodically by the two companies. The current work plan establishes research objectives and funding through April 1998. In December 1996, the Company signed a Research Collaboration and License Agreement with Biogen. Under the research collaboration, the Company will perform research work pursuant to work plans established annually by the two companies and supply OP-1 to Biogen for preclinical and clinical uses. Although the Company is seeking and in the future may seek to enter into collaborative arrangements with respect to certain other projects, there can be no assurance that the Company will be able to obtain such agreements on acceptable terms or that the costs required to complete the projects will not exceed the funding available for such projects from the collaborative partners.

           The Company's manufacturing contracts provide for technical collaboration and manufacturing for third parties at the Company's manufacturing facility in Lebanon, New Hampshire. The Company is presently a party to a manufacturing contract with Biogen to produce several of Biogen's protein-based therapeutic candidates through December 1997 for use in Biogen's clinical trials. The Company agreed to provide Biogen with all available cell culture and bacterial fermentation capacity within the manufacturing facility, and Biogen agreed to pay the Company's costs associated with such capacity, for approximately six months in each of the three years beginning in January 1995. The companies have agreed that the supply of OP-1 to Biogen pursuant to the research collaboration during 1997 will satisfy Biogen's 1997 obligations under the manufacturing contract. The companies also agreed to extend the manufacturing contract for two years through 1999, with Biogen having the option, but not the obligation, to use the manufacturing facility for a mutually agreeable number of months in one of the two years. Although the Company is seeking additional manufacturing contracts for available cell culture and bacterial fermentation capacity, there can be no assurance that the Company will be able to obtain such contracts on acceptable terms.

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

RESULTS OF OPERATIONS

           YEARS ENDED DECEMBER 31, 1996, SEPTEMBER 30, 1995 AND 1994. The Company's revenues in the fiscal years ended December 31, 1996, September 30, 1995 and September 30, 1994 were $22,352,000, $13,229,000 and $5,807,000, respectively. Research and development contract revenues increased 59% from $3,652,000 in the year ended September 30, 1994 to $5,824,000 in the year ended September 30, 1995 and decreased 5% to $5,548,000 in the year ended December 31, 1996. These increases and decreases are primarily due to fluctuations in research funding from Stryker. The Company anticipates that research revenues will increase in 1997 primarily as a result of the research activity under the research collaboration with Biogen.

            Manufacturing contract revenues reflect manufacturing, principally for Biogen beginning in the year ended September 30, 1995, performed at the Company's manufacturing facility in Lebanon, New Hampshire. The Company anticipates using the facility for the production of OP-1 for Stryker, Biogen and the Company's own uses for a substantial portion of 1997. Therefore, the Company does not anticipate significant contract manufacturing revenues in 1997.

           Product sales are sales of proteins to the research market. The Company does not anticipate significant product sales, if any, in 1997.

           License fees and royalties revenues for the year ended December 31, 1996 include a $10,000,000 license fee from Biogen as part of the research collaboration with the Company to develop products for the treatment of renal disorders, $500,000 from Stryker for the Company's licensing to Stryker of patent rights and know-how in the dental field and $622,000 received for the licensing patent rights and know-how associated with certain protein technology which is not central to the Company's business. License fees and royalties revenues for the year ended September 30, 1995 include revenue from licensing patent rights and know-how associated with certain protein technology which is not central to the Company's business.

           Interest revenues increased 12% from $580,000 in the year ended September 30, 1994 to $649,000 in the year ended September 30, 1995 and increased 81% to $1,174,000 in the year ended December 31, 1996. The increase from the year ended September 30, 1994 to the year ended September 30, 1995 was due to increased cash balances resulting from a private placement of the Company's equity during the year ended September 30, 1995. The increase from the year ended September 30, 1995 to the year ended December 31, 1996 was due to increased cash balances resulting from an underwritten public offering of the Company's common stock in July 1996. Other revenues consist primarily of non-recurring gains from the sale of certain manufacturing equipment.

           The Company's total costs and expenses, consisting primarily of research and development expenses, decreased 13% from $24,066,000 in the year ended September 30, 1994 to $20,851,000 in the year ended September 30, 1995 and increased 18% to $24,592,000 in the year ended December 31, 1996.

           Research and development expenses decreased 34% from $17,680,000 in the year ended September 30, 1994 to $11,688,000 in the year ended September 30, 1995 and increased 34% to $15,651,000 in the year ended December 31, 1996. Substantially all of the cost of operating the manufacturing facility from January 1995 through mid-September 1995 is reported as cost of manufacturing contracts, contributing to the decrease in research and development expenses from the year ended September 30, 1994 to the year ended September 30, 1995. From the date of acquisition of the manufacturing facility in March 1993 through December 1994, the facility was primarily used for development activities by the Company and therefore the facility operating costs related to such development activities were reported as research and development expenses for such periods. As discussed further below, commencing in January 1995 through September 1995, facility operating costs were reported as cost of manufacturing contracts. The decrease in research and development expenses from the year ended September 30, 1994 to the year ended September 30, 1995 also was due to a 20% staff reduction in the Company's Massachusetts operations implemented in September 1994 and a corresponding reduction in purchases of laboratory supplies and services. The increase in research and development expenses from the year ended September 30, 1995 to the year ended December 31, 1996 was due in part to an increase in development activities by the Company at the manufacturing facility. The facility operating costs related to such development activities were reported as research and development expenses for such periods. Also contributing to the increase were staff increases and a corresponding increase in purchases of laboratory supplies, services, recruiting and relocation expenses, and increased expenditures on academic collaborations and subcontracted research related to product and technology development. The Company anticipates that research expenses will increase in 1997 primarily as a result of the research activity under the research collaboration with Biogen.

           Cost of manufacturing contracts includes the costs associated with the manufacturing for third parties conducted at the Company's manufacturing facility in Lebanon, New Hampshire. Cost of manufacturing contracts increased significantly beginning in the year ended September 30, 1995, as the Company began production for Biogen in January 1995. The Company anticipates using the facility for the production of OP-1 for Stryker, Biogen and the Company's own uses for a substantial portion of 1997. Costs associated with the production of OP-1 for Stryker, Biogen and the Company's own uses will be reported as research and development expenses.

           Marketing, general and administrative expenses decreased 25% from $4,794,000 in the year ended September 30, 1994 to $3,604,000 in the year ended September 30, 1995 and increased 36% to $4,901,000 in the year ended December 31, 1996. The decrease from the year ended September 30, 1994 to the year ended September 30, 1995 was due to a 20% staff reduction in the Company's Massachusetts operations implemented in September 1994 and a corresponding reduction in purchases of supplies and services and a reduction in recruiting and relocation expenses. The increase from the year ended September 30, 1995 to the year ended December 31, 1996 was due to increases in executive staff and recruiting and relocation costs, along with additional costs associated with the Biogen transaction.

           Interest expense increased 15% from $200,000 in the year ended September 30, 1994 to $229,000 in the year ended September 30, 1995 and decreased 5% to $217,000 in the year ended December 31, 1996. The increase from the year ended September 30, 1994 to the year ended September 30, 1995 was due to an increase in interest rates on capital lease obligations, partially offset by the repayment of obligations under capital leases. The decrease from the year ended September 30, 1995 to the year ended December 31, 1996 was due to the repayment of obligations under capital leases.

           As a result of the foregoing, the Company incurred a net loss of $2,240,000 in the year ended December 31, 1996 compared to a net loss of $7,622,000 in the year ended September 30, 1995 and a net loss of $18,259,000 in the year ended September 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

           At December 31, 1996, the Company's principal sources of liquidity consisted of cash and cash equivalents of $38,249,000, marketable securities of $11,826,000 and a $15,000,000 unsecured line of credit from Biogen, as discussed futher below. The Company has financed its operations primarily through placements of equity securities, revenues received under agreements with collaborative partners, and more recently, manufacturing contracts. Since inception, sales of equity securities have raised approximately $131,998,000 in gross proceeds, including approximately $12,717,000 in an underwritten public offering of common stock completed in July 1996 and $18,000,000 in a private placement of common stock with Biogen completed in December 1996. Since inception, the Company has earned approximately $79,660,000 in gross revenues.

           The Company increased its investment in property, plant and equipment to $28,458,000 at December 31, 1996 from $24,680,000 at December 31, 1995. The
Company currently plans to spend approximately $3,200,000 in the year ended December 31, 1997 in leasehold improvements, equipment purchases and validation expenses required to obtain FDA approval of the manufacturing facility and to expand the Company's research, development and manufacturing capabilities. In addition, as part of a manufacturing contract with Biogen, Biogen financed the construction of leasehold improvements to the Company's manufacturing facility at an estimated total cost of $2,900,000 and is installing and financing certain equipment with an estimated total cost of $2,400,000 for the Company, as discussed further below.

           The Company's collaborative agreements with Stryker provide for research payments to the Company and royalty payments to the nonseller from sales of any OP-1 products. The Company also has the exclusive right to supply Stryker's worldwide commercial requirements for OP-1 products for use in orthopedic reconstruction. Under the research portion of the collaboration, the Company supplies OP-1 products to Stryker for clinical trials and other uses and provides clinical support and performs research work pursuant to work plans established periodically by the two companies. In May 1996, the Company and Stryker agreed to extend the research portion of the collaboration for two years through April 1998. The Company estimates that the contract extension will provide approximately $12,000,000 of revenue to the Company over the two year period.

           In December 1996, the Company signed a Research Collaboration and License Agreement with Biogen to collaborate on the development of the Company's morphogenic protein, OP-1, for the treatment of renal disorders. Under the agreement, the Company granted to Biogen exclusive worldwide rights to manufacture, market and sell OP-1 for the treatment of renal disease. Biogen paid a $10,000,000 license fee in 1996 and made an $18,000,000 equity investment in common stock at a premium over the then-current market price per share. Biogen has guaranteed $10,500,000 in research funding over the next three years, will pay up to an additional $69,000,000 upon the attainment of certain milestones and make available a $15,000,000 line of credit. The agreement further provides for the payment of royalties to the Company based on product sales. The Company may draw upon the $15,000,000 line of credit over the next three years to fund the research and development of small molecule products based on OP-1. Advances are limited to $5,000,000 per year. In exchange for the line of credit, Biogen received an exclusive option to obtain an exclusive, worldwide license to OP-1 based small molecule products for the treatment of renal disorders. In the event Biogen exercises its option, Biogen will forgive the lesser of $10,000,000 or the principal amount outstanding under the line of credit. The remaining principal, together with all accrued and unpaid interest is due and payable five years from the date of the first advance and may be repaid, at the Company's option, in either cash, common stock or reduction of royalties due the Company from Biogen.

           In September 1994, the Company signed a three-year manufacturing contract with Biogen to produce in the Company's manufacturing facility in Lebanon, New Hampshire several of Biogen's protein-based therapeutic candidates for use in Biogen's clinical trials. The contract covers the period from January 1995 through December 1997. As part of the research collaboration, the two companies agreed to extend the manufacturing contract for two years through December 31, 1999, with Biogen having the option, but not the obligation, to use the manufacturing facility for a mutually agreeable number of months in one of the two extension years. To enable the Company to meet its obligations under the manufacturing contract, Biogen financed the construction of a 7,000 square foot addition to the present facility for cGMP production using bacterial fermentation at an estimated total cost of $2,900,000. The Company agreed to reimburse Biogen for the construction costs and leasehold improvements at the end of the contract term, including the extension, at an amount equal to Biogen's construction costs less $300,000 and less all accumulated depreciation. The reimbursement to Biogen is estimated to be no more than $2,100,000. Biogen also agreed to lease equipment to the Company for the operation of such portion of the facility and for cGMP production using bacterial fermentation by the Company at an estimated total cost of $2,400,000, as provided in an equipment lease agreement. The Company has the option to purchase the equipment at the end of the extended lease term for an amount equal to its then fair market value or for such other amount as is negotiated by the two parties. Biogen currently plans to complete the installation of the equipment and prepare the bacterial facility for operation in 1997.

           The Company anticipates that its existing capital resources should enable it to maintain its current and planned operations through 1999. The Company expects to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials. The Company's ability to continue funding its planned operations beyond 1999 is dependent upon its ability to generate sufficient cash flow from collaborative arrangements and manufacturing contracts, and to obtain additional funds through equity or debt financings, or from other sources of financing, as may be required. The Company is seeking additional collaborative arrangements and also expects to raise funds through one or more financing transactions, as conditions permit. In addition, the Company is investigating the feasibility of raising capital through the sale/leaseback or debt financing of some of its capital assets. Over the longer term, because of the Company's significant long-term capital requirements, the Company intends to raise funds when conditions are favorable, even if it does not have an immediate need for additional capital at such time. If substantial additional funding is not available, the Company's business will be materially and adversely affected.

CAUTIONARY FACTORS WITH RESPECT TO FORWARD-LOOKING STATEMENTS

           This Form 10-K contains forward-looking statements which are based on management's current expectations and which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. The Company cautions investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to the following: uncertainty as to timing of and the Company's ability to commercialize its products; the Company's reliance on its lead product candidate and the Company's lack of control over the clinical progress of several applications of its products, which are controlled by the Company's collaborative partners; the Company's reliance on current and prospective collaborative partners to supply funds for research and development and to commercialize its products; intense competition related to the research and development of morphogenic and other proteins for various applications and therapies and the possibility that others may discover or develop, and the Company may not be able to gain rights with respect to, the technology necessary to commercialize its products; the Company's lack of experience in commercial manufacturing and unproven ability to manufacture products on a large scale; the Company's lack of marketing and sales experience and the risk that any products that the Company develops may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that the Company expects to target; uncertainty as to whether there will exist adequate reimbursement for the Company's products from government, private health insurers and other organizations; and uncertainties as to the extent of future government regulation of the Company's business. As a result, the Company's future development efforts involve a high degree of risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                     Page
Index to Consolidated Financial Statements                          Number
------------------------------------------                          ------
Creative BioMolecules, Inc. And Subsidiary:

      Financial Statements:

             Independent Auditors' Report........................     30

             Consolidated Balance Sheets.........................     31

             Consolidated Statements of Operations...............     32

             Consolidated Statements of Stockholders' Equity.....     33

             Consolidated Statements of Cash Flows...............     34

             Notes to Consolidated Financial Statements..........     35

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Creative BioMolecules, Inc.

We have audited the accompanying consolidated balance sheets of Creative BioMolecules, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1996, the three month period ended December 31, 1995 and each of the two years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts used and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for the year ended December 31, 1996, the three month period ended December 31, 1995 and each of the two years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 21, 1997

CREATIVE BIOMOLECULES, INC.
AND SUBSIDIARY


CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,
                                                                                -------------------------------
ASSETS                                                                               1996              1995
------                                                                          -------------     -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                     $  38,248,988     $  11,917,779
  Marketable securities                                                            11,826,266         8,084,269
  Accounts receivable                                                               1,454,696         2,818,618
  Inventory                                                                         1,341,914           562,290
  Prepaid expenses and other                                                          208,886           149,105
                                                                                -------------     -------------
    Total current assets                                                           53,080,750        23,532,061
                                                                                -------------     -------------
PROPERTY, PLANT AND EQUIPMENT - net                                                16,224,376        14,736,306
                                                                                -------------     -------------
OTHER ASSETS:
  Note receivable - officer                                                           350,000
  Patents and licensed technology - net                                               401,629           382,703
  Deferred patent application costs - net                                           3,471,169         2,431,298
  Deposits and other                                                                  290,950           258,473
                                                                                -------------     -------------
    Total other assets                                                              4,513,748         3,072,474
                                                                                -------------     -------------
TOTAL                                                                           $  73,818,874     $  41,340,841
                                                                                =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Lease obligations - current portion                                           $      53,532     $      42,567
  Accounts payable                                                                  2,830,356           738,100
  Accrued liabilities                                                                 561,562           512,446
  Accrued compensation                                                              1,460,856           495,633
                                                                                -------------     -------------
    Total current liabilities                                                       4,906,306         1,788,746
                                                                                -------------     -------------
LEASE OBLIGATIONS                                                                   1,651,493         1,710,910
                                                                                -------------     -------------
DEFERRED COMPENSATION - officers                                                                         12,500
                                                                                -------------     -------------
COMMITMENTS (Notes 6, 7 and 11) STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
  Common stock, $.01 par value, 50,000,000 shares authorized,
    32,769,553 shares and 28,894,996 shares issued and
    outstanding at December 31, 1996 and 1995, respectively                           327,696           288,950
  Common stock payable                                                                                1,736,586
  Additional paid-in capital                                                      138,371,802       105,001,625
  Accumulated deficit                                                             (71,438,423)      (69,198,476)
                                                                                -------------     -------------
     Total stockholders' equity                                                    67,261,075        37,828,685
                                                                                -------------     -------------
TOTAL                                                                           $  73,818,874     $  41,340,841
                                                                                =============     =============

See notes to consolidated financial statements

CREATIVE BIOMOLECULES, INC.
AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months
                                           Year Ended          Ended            Year Ended September 30,
                                           December 31,     December 31,     -----------------------------
                                               1996             1995             1995             1994
                                           ------------     ------------     ------------     ------------
REVENUES:
  Research and development contracts       $  5,547,976     $    970,806     $  5,824,344     $  3,651,949
  Manufacturing contracts                     4,485,531          770,133        6,158,574        1,411,262
  License fees and royalties                 11,122,584            2,157          544,000            7,500
  Product sales                                                                                     15,600
  Interest                                    1,174,219          260,953          648,602          580,160
  Other                                          21,900              349           53,470          140,757
                                           ------------     ------------     ------------     ------------
    Total revenues                           22,352,210        2,004,398       13,228,990        5,807,228
                                           ------------     ------------     ------------     ------------
COSTS AND EXPENSES:
  Research and development                   15,650,986        3,193,979       11,687,847       17,679,692
  Cost of manufacturing contracts             3,823,442          715,171        5,329,779        1,388,577
  Cost of product sales                                                                              3,494
  Marketing, general and administrative       4,900,823        1,254,566        3,603,954        4,793,508
  Interest                                      216,906           60,784          229,477          200,563
                                           ------------     ------------     ------------     ------------
    Total costs and expenses                 24,592,157        5,224,500       20,851,057       24,065,834
                                           ------------     ------------     ------------     ------------
NET LOSS                                   $ (2,239,947)    $ (3,220,102)    $ (7,622,067)    $(18,258,606)
                                           ============     ============     ============     ============
NET LOSS PER COMMON SHARE                  $      (0.07)    $      (0.11)    $      (0.37)    $      (0.95)
                                           ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER
  OF COMMON AND
  COMMON  EQUIVALENT
  SHARES OUTSTANDING                         30,062,334       28,120,190       20,430,900       19,212,477
                                           ============     ============     ============     ============

See notes to consolidated financial statements.

CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                    Convertible
                                                                                  Preferred Stock              Common Stock
                                                                              -----------------------    -----------------------
                                                                                 Shares       Amount        Shares       Amount
                                                                              -----------    --------    -----------    --------
BALANCE, SEPTEMBER 30, 1993                                                             0    $      0     18,575,966    $185,760

Repayment of notes receivable
Forgiveness of notes receivable
Issuance of common stock in connection with asset purchase                                                   394,890       3,949
Issuance of common stock for note receivable                                                                 467,715       4,677
Other issuances of common stock                                                                               96,247         962
Net loss
                                                                              -----------    --------    -----------    --------
BALANCE, SEPTEMBER 30, 1994                                                             0           0     19,534,818     195,348

Forgiveness of notes receivable
Issuance of common stock for note receivable                                                                  66,271         663
Repayment of notes receivable
Issuance of Series 1994/A Preferred Stock in connection
  with private placement (net of costs $269,064)                                1,130,000      11,300
Issuance of common stock in connection with asset purchase                                                   394,890       3,949
Conversion of Series 1994/A Preferred Stock into
  common stock                                                                 (1,130,000)    (11,300)     5,650,000      56,500
Other issuances of common stock                                                                              186,675       1,867
Net loss
                                                                              -----------    --------    -----------    --------
BALANCE, SEPTEMBER 30, 1995                                                             0           0     25,832,654     258,327

Issuance of common stock in connection with self-managed
  public offering of common stock (net of costs of $108,026)                                               3,000,000      30,000
Other issuances of common stock                                                                               62,342         623
Net loss
                                                                              -----------    --------    -----------    --------
BALANCE, DECEMBER 31, 1995                                                              0           0     28,894,996     288,950

Reclassification of equity consideration in connection with asset purchase
Issuance of common stock in connection with underwritten
  public offering of common stock (net of costs of $1,283,236)                                             2,000,000      20,000
Issuance of common stock in connection with research collaboration                                         1,542,680      15,427
Stock based compensation
Other issuances of common stock                                                                              331,877       3,319
Net loss
                                                                              ----------    ---------    -----------    --------
BALANCE, DECEMBER 31, 1996                                                             0    $       0     32,769,553    $327,696
                                                                              ==========    =========    ===========    ========


                                                                                Common        Additional
                                                                                Stock           Paid-In       Accumulated
                                                                                Payable         Capital         Deficit
                                                                              -----------    ------------    ------------
BALANCE, SEPTEMBER 30, 1993                                                   $ 5,785,131    $ 74,914,056    $(40,097,701)

Repayment of notes receivable
Forgiveness of notes receivable
Issuance of common stock in connection with asset purchase                     (4,048,545)      4,044,596
Issuance of common stock for note receivable                                                    1,763,286
Other issuances of common stock                                                                   316,496
Net loss                                                                                                      (18,258,606)
                                                                              -----------    ------------    ------------
BALANCE, SEPTEMBER 30, 1994                                                     1,736,586      81,038,434     (58,356,307)

Forgiveness of notes receivable
Issuance of common stock for note receivable                                                       69,358
Repayment of notes receivable
Issuance of Series 1994/A Preferred Stock in connection
  with private placement (net of costs $269,064)                                               10,949,011
Issuance of common stock in connection with asset purchase                                        (3,949)
Conversion of Series 1994/A Preferred Stock into
  common stock                                                                                    (45,200)
Other issuances of common stock                                                                   245,097
Net loss                                                                                                       (7,622,067)
                                                                              -----------    ------------    ------------
BALANCE, SEPTEMBER 30, 1995                                                     1,736,586      92,252,751     (65,978,374)

Issuance of common stock in connection with self-managed
  public offering of common stock (net of costs of $108,026)                                   12,611,974
Other issuances of common stock                                                                   136,900
Net loss                                                                                                       (3,220,102)
                                                                              -----------    ------------    ------------
BALANCE, DECEMBER 31, 1995                                                      1,736,586     105,001,625     (69,198,476)

Reclassification of equity consideration in connection with asset purchase     (1,736,586)      1,736,586
Issuance of common stock in connection with underwritten
  public offering of common stock (net of costs of $1,283,236)                                 12,696,744
Issuance of common stock in connection with research collaboration                             17,984,573
Stock based compensation                                                                           17,000
Other issuances of common stock                                                                   935,274
Net loss                                                                                                       (2,239,947)
                                                                              -----------    ------------    ------------
BALANCE, DECEMBER 31, 1996                                                    $         0    $138,371,802    $(71,438,423)
                                                                              ===========    ============    ============


                                                                              Stockholders'
                                                                                  Notes
                                                                               Receivable        Total
                                                                              ------------   ------------
BALANCE, SEPTEMBER 30, 1993                                                   $  (112,491)   $ 40,674,755

Repayment of notes receivable                                                      24,183          24,183
Forgiveness of notes receivable                                                    44,154          44,154
Issuance of common stock in connection with asset purchase
Issuance of common stock for note receivable                                   (1,763,286)          4,677
Other issuances of common stock                                                                   317,458
Net loss                                                                                      (18,258,606)
                                                                              -----------    ------------
BALANCE, SEPTEMBER 30, 1994                                                    (1,807,440)     22,806,621

Forgiveness of notes receivable                                                    44,154          44,154
Issuance of common stock for note receivable                                      (70,021)
Repayment of notes receivable                                                   1,833,307       1,833,307
Issuance of Series 1994/A Preferred Stock in connection
  with private placement (net of costs $269,064)                                               10,960,311
Issuance of common stock in connection with asset purchase
Conversion of Series 1994/A Preferred Stock into
  common stock
Other issuances of common stock                                                                    246,964
Net loss                                                                                       (7,622,067)
                                                                              -----------    ------------
BALANCE, SEPTEMBER 30, 1995                                                             0      28,269,290

Issuance of common stock in connection with self-managed
  public offering of common stock (net of costs of $108,026)                                   12,641,974
Other issuances of common stock                                                                   137,523
Net loss                                                                                       (3,220,102)
                                                                              -----------    ------------
BALANCE, DECEMBER 31, 1995                                                              0      37,828,685

Reclassification of equity consideration in connection with asset purchase
Issuance of common stock in connection with underwritten
  public offering of common stock (net of costs of $1,283,236)                                 12,716,744
Issuance of common stock in connection with research collaboration                             18,000,000
Stock based compensation                                                                           17,000
Other issuances of common stock                                                                   938,593
Net loss                                                                                       (2,239,947)
                                                                              -----------    ------------
BALANCE, DECEMBER 31, 1996                                                    $         0    $ 67,261,075
                                                                              ===========    ============

See notes to consolidated financial statements

CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Three Months
                                                             Year Ended         Ended           Year Ended September 30,
                                                              December         December       -----------------------------
                                                              31, 1996         31, 1995           1995             1994
                                                            ------------     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $ (2,239,947)    $ (3,220,102)    $ (7,622,067)    $(18,258,606)
                                                            ------------     ------------     ------------     ------------
Adjustments to reconcile net loss to net cash used:
  Depreciation and amortization                                2,423,002          758,544        2,471,184        2,347,602
  Compensation expense                                            35,249           29,750          107,002           78,967
  Deferred patent and application costs                                                             92,426          137,474
  Bad debt expense                                                                                                  232,671
  Increase (decrease) in cash from:
    Accounts receivable                                        1,345,673         (255,691)      (1,101,169)      (1,020,377)
    Inventory and prepaid expenses                              (839,405)          87,655          142,375         (146,662)
    Accounts payable and accrued liabilities                   3,151,969         (417,120)        (477,274)          66,282
    Deferred contract revenue                                                                     (147,920)         147,920
                                                            ------------     ------------     ------------     ------------
      Total adjustments                                        6,116,488          203,138        1,086,624        1,843,877
                                                            ------------     ------------     ------------     ------------
    Net cash provided by (used for) operating activities       3,876,541       (3,016,964)      (6,535,443)     (16,414,729)
                                                            ------------     ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                            (17,362,723)      (4,735,565)     (12,701,607)     (16,740,819)
Sale of marketable securities                                 13,620,727        2,710,190        9,407,869       22,208,504
Expenditures for property, plant and equipment                (3,778,278)         (47,495)        (445,082)      (2,949,005)
Expenditures for patents                                      (1,191,591)        (175,902)        (832,552)        (644,879)
Note receivable from officer                                    (350,000)
Decrease (increase) in deposits and other                        (32,477)                          (27,679)          12,233
                                                            ------------     ------------     ------------     ------------
  Net cash provided by (used for) investing activities        (9,094,342)      (2,248,772)      (4,599,051)       1,886,034
                                                            ------------     ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of equity:
  Public placement of common stock                            14,000,000       12,750,000
  Private placement of common stock                           18,000,000
  Series 1994/A Preferred Stock                                                                 11,229,375
  Common stock - other                                           880,698          137,523          239,465          322,135
Costs of raising equity                                       (1,283,236)        (108,026)        (269,064)
Decrease in stockholders' notes receivable                                                       1,833,307           24,183
Repayments of obligations under capital leases                   (48,452)         (23,211)        (128,776)        (182,472)
                                                            ------------     ------------     ------------     ------------
  Net cash provided by financing activities                   31,549,010       12,756,286       12,904,307          163,846
                                                            ------------     ------------     ------------     ------------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                          26,331,209        7,490,550        1,769,813      (14,364,849)
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                                             11,917,779        4,427,229        2,657,416       17,022,265
                                                            ------------     ------------     ------------     ------------
CASH AND CASH EQUIVALENTS,
END OF YEAR                                                 $ 38,248,988     $ 11,917,779     $  4,427,229     $  2,657,416
                                                            ============     ============     ============     ============

See notes to consolidated financial statements.

CREATIVE BIOMOLECULES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.        NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Nature of Business - Creative BioMolecules is developing products for the regeneration and restoration of human tissues and organs. The Company's products in development are based on OP-1, a morphogenic protein identified and characterized by the Company. OP-1 has been shown to induce formation of several tissues including bone, cartilage, kidney, brain and tooth.

           Change in Year End - In January 1996, the Board of Directors voted to change the Company's fiscal year end from September 30 to December 31, effective with the three month period ended December 31, 1995.

           Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Actual results may differ from such estimates.

           Reclassifications - Certain reclassifications have been made to amounts at December 31, 1995 to conform to the presentation at December 31, 1996.

           Consolidation - The accompanying consolidated financial statements include the Company and its wholly owned subsidiary, California Medicinal Chemistry Corporation (the "Subsidiary"). Intercompany balances are eliminated in consolidation. The Subsidiary has been inactive since 1985.

           Revenue Recognition - The Company's research agreements with collaborative partners have typically provided for the partial or complete funding of research and development for specified projects and royalties payable to the Company in exchange for licenses to market resulting products. These research agreements are generally cancelable on short-term notice by the collaborative partner. In certain of these agreements, the Company retains the right to manufacture and supply the active ingredient. Revenue is earned and recognized based upon work performed, upon the sale or licensing of product rights, upon shipment of product for use in preclinical and clinical testing or upon attainment of benchmarks specified in the related agreements.

           The Company's manufacturing contracts provide for technical collaboration and manufacturing for third parties. Revenue is earned and recognized based upon work performed.

CREATIVE BIOMOLECULES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.        NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (CONTINUED)

           During the year ended December 31, 1996, the three months ended December 31, 1995 and the years ended September 30, 1995 and 1994, total revenues from major customers as a percent of total revenues of the Company were as follows:

                                                          Three Months         Year Ended
                                              Year Ended     Ended            September 30,
                                               December     December       -----------------
                  Customer                     31, 1996     31, 1995       1995         1994
                  --------                    ----------  ------------     ----         ----
                  Biogen, Inc.                    65%          37%          46%           2%
                  Stryker Corporation             27%          48%          35%          49%
                  Government Grant                                           2%          11%
                  Contract Manufacturing                                                 11%
                  Customer

           Research and Development - Research and development costs are charged to operations as incurred. Certain research and development projects are partially funded with research and development contracts, and the expenses related to these activities are included in research and development costs.

           Cash Equivalents and Marketable Securities - Cash equivalents consist of short-term, highly liquid investments purchased with remaining maturities of three months or less. All other liquid investments are classified as marketable securities. Marketable securities are stated at market value which approximates amortized cost plus accrued interest.

           As of December 31, 1996 and 1995, the Company classified its marketable securities as available-for-sale and had approximately $5,678,000 and $5,251,000 in United States government and agency instruments, respectively, and $6,148,000 and $2,833,000 in corporate bonds and notes, respectively, all with maturities ranging from one to twenty-seven months.

           For the year ended December 31, 1996, the three months ended December 31, 1995 and the years ended September 30, 1995 and 1994, gross realized gains and losses were not material. In computing realized gains and losses, the Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium. At December 31, 1996 and 1995, gross unrealized gains and losses were not material.

           Fair Value of Financial Instruments - The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value.

CREATIVE BIOMOLECULES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.        NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (CONTINUED)

           The estimated fair value of cash, accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments. The fair value of marketable securities is based on current market values. Lease obligations generally bear interest at a floating annual rate, subject to market conditions. Accordingly, fair value approximates market value.

           Inventory - Inventory consists principally of raw materials and laboratory supplies. Inventories are stated at the lower of cost or market.

           Property, Plant and Equipment - Purchased property, plant and equipment is recorded at cost. Leased property, plant and equipment is recorded at the lesser of cost or the present value of the minimum lease payments. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets (three to fifteen years) or the remaining terms of the leases, whichever is shorter.

           Patents and Licensed Technology - The Company has filed applications for United States and foreign patents covering aspects of its technology. Costs related to pending patent applications have been deferred. Costs related to successful patent applications and costs related to pending applications from which the Company is currently deriving economic benefit, are amortized over the estimated useful life of the patent, generally 16 to 20 years, using the straight-line method. Costs related to licensed technology also have been deferred and are amortized over the estimated useful life of the underlying technology, generally 10 to 17 years, using the straight-line method. Accumulated amortization was approximately $358,000 and $225,000 at December 31, 1996 and 1995, respectively.

           Accumulated costs related to issued patents, pending patent applications and licensed technology are evaluated periodically and, if considered to have limited future value, are charged to expense. See Long Lived Assets below.

           Long Lived Assets - The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of" in 1996. SFAS No. 121 establishes recognition and measurement criteria for losses whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. There was no effect on the Company's consolidated financial statements as a result of the adoption of SFAS No. 121.

           Net Loss Per Common Share - Net loss per common share is computed based on the weighted average number of shares of common stock outstanding during each year. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive.

           Stock-Based Compensation - The Company's stock options and purchase plans are accounted for under Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" (Note 8).

CREATIVE BIOMOLECULES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 2.        COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENT

           In December 1996, the Company entered into a Research Collaboration and License Agreement with Biogen to collaborate on the development of novel therapeutics for the treatment of renal disorders. The initial focus of the collaboration is on advancing the development of the Company's morphogenic protein, OP-1, for the treatment of acute and chronic renal failure. Under the agreement, the Company granted to Biogen exclusive worldwide rights to manufacture, market and sell OP-1 and OP-1 products developed through the collaboration for the treatment of renal disease. Biogen paid the Company a $10,000,000 license fee in 1996 and made an $18,000,000 equity investment (Note
           9) which were recorded in the quarter ended December 31, 1996. In addition, Biogen has guaranteed $10,500,000 in research funding over the next three years, will pay up to an additional $69,000,000 upon the attainment of certain milestones and will make available a $15,000,000 line of credit. The agreement further provides for the payment of royalties to the Company based on product sales.

           The Company may draw upon the $15,000,000 line of credit over the next three years to fund the research and development of small molecule products based on OP-1. Advances are limited to $5,000,000 per year. In exchange for the line of credit, Biogen received an exclusive option to obtain an exclusive, worldwide license to OP-1 based small molecule products for the treatment of renal disorders. In the event Biogen exercises its option, Biogen will forgive the lesser of $10,000,000 or the principal amount outstanding under the line of credit. The remaining principal, together with all accrued and unpaid interest, is due and payable five years from the date of the first advance and may be repaid, at the Company's option, in either cash, common stock or reduction of royalties due the Company from Biogen.

 3.        NOTE RECEIVABLE - OFFICER

           In September 1996, the Company loaned $350,000 to an officer of the Company. The loan is evidenced by a fully secured promissory note bearing interest at the annual rate of 6.02% and payable in three equal annual installments, plus accrued interest.

 4.        ACQUISITION OF ASSETS

           On March 15, 1993, the Company acquired certain assets of Verax consisting principally of a leased manufacturing facility and equipment. The total purchase price of approximately $13,700,000 consisted of approximately $3,100,000 in cash, assumption of certain liabilities of Verax totaling approximately $2,000,000, acquisition costs of approximately $160,000 and an equity consideration valued at $8,500,000. The equity consideration consisted of 1,184,670 shares of the Company's common stock issued in annual installments from March 1993 through March 1995.

CREATIVE BIOMOLECULES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 5.        PROPERTY, PLANT AND EQUIPMENT

           Property, plant and equipment consisted of the following:

                                                                      December 31,
                                                             -----------------------------
                                                                 1996             1995
                                                             ------------     ------------
           Land                                              $    352,000     $    352,000
           Building                                             1,500,000        1,500,000
           Laboratory equipment and furniture                   7,684,195        6,722,634
           Leasehold improvements                              16,403,420       13,971,149
           Office furniture and equipment                       2,495,095        1,970,138
           Construction in progress                                23,760          164,270
                                                             ------------     ------------
           Total                                               28,458,470       24,680,191
           Less accumulated depreciation and amortization     (12,234,094)      (9,943,885)
                                                             ------------     ------------
           Total                                             $ 16,224,376     $ 14,736,306
                                                             ============     ============

           Amounts included in property, plant and equipment applicable to capital leases were as follows:

                                                         December 31,
                                                 ---------------------------
                                                     1996            1995
                                                 -----------     -----------
           Land                                  $   352,000     $   352,000
           Building                                1,500,000       1,500,000
           Laboratory equipment and furniture         47,000          47,000
                                                 -----------     -----------
           Total                                   1,899,000       1,899,000
           Less accumulated amortization            (397,960)       (293,463)
                                                 -----------     -----------
           Total                                 $ 1,501,040     $ 1,605,537
                                                 ===========     ===========

 6.        LEASE OBLIGATIONS

           As part of the acquisition of certain assets of Verax (Note 4), the Company assumed certain liabilities consisting principally of obligations under capital leases totaling $1,852,000. These obligations bear interest at variable rates based on the prime rate ranging from 9.25 % to 10.5 % at December 31, 1996 and 1995 and are due monthly through the year 2008.

           In addition, the Company has an agreement to lease certain laboratory equipment for a period of five years, with an effective interest rate of 15%.

           The Company has noncancelable operating lease agreements for office and laboratory space and certain office and laboratory equipment. Rent expense for all operating leases was approximately $566,000, $150,000, $597,000 and $478,000 for the year ended December 31, 1996, the three months ended December 31, 1995 and the years ended September 30, 1995 and 1994, respectively.

CREATIVE BIOMOLECULES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 6.        LEASE OBLIGATIONS (CONTINUED)

           Future minimum lease obligations at December 31, 1996 were as follows:


                   Year Ending December 31                            Capital    Operating
                   -----------------------                            -------    ---------
                   1997                                           $   260,864     $553,376
                   1998                                               250,771      234,747
                   1999                                               247,406        8,340
                   2000                                               247,406
                   2001                                               247,406
                   Thereafter                                       2,352,899
                                                                  -----------     --------
                   Total minimum lease payments                     3,606,752     $796,463
                                                                                  ========
                   Less amount representing interest                1,901,727
                                                                   ----------
                   Present value of net minimum lease payments      1,705,025
                   Less current portion                                53,532
                                                                   ----------
                   Long-term obligations under capital leases      $1,651,493
                                                                   ==========

           Under a security requirement of a lease agreement with a leasing company, the Company purchased and pledged as collateral a letter of credit totaling $31,152, which expires on February 26, 1997 and must be renewed annually until the end of the lease term.

 7.        COMMITMENTS

           In September 1994, the Company signed a three-year manufacturing contract with Biogen to produce in the Company's manufacturing facility in Lebanon, New Hampshire several of Biogen's protein-based therapeutic candidates for use in Biogen's clinical trials. The contract covers the period from January 1995 through December 1997. As part of the research collaboration, the companies agreed to extend the manufacturing contract for two years through December 31, 1999, with Biogen having the option, but not the obligation, to use the manufacturing facility for a mutually agreeable number of months in one of the two years. To enable the Company to meet its obligations under the manufacturing contract, Biogen financed the construction of a 7,000 square foot addition to the present facility for cGMP production using bacterial fermentation at an estimated total cost of $2,900,000. The Company agreed to reimburse Biogen for the construction costs and leasehold improvements at the end of the contract term at an amount equal to Biogen's construction costs less $300,000 and less all accumulated depreciation. The reimbursement to Biogen is expected to be no more than $2,100,000. Biogen also agreed to lease equipment to the Company for the operation of such portion of the facility and for cGMP production using bacterial fermentation by the Company at an estimated total cost of $2,400,000, as provided in an equipment lease agreement. The Company has the option to purchase the equipment at the end of the extended lease term for an amount equal to its then fair market value or for such other amount as negotiated by the parties. Biogen plans to complete the installation of the equipment and prepare the bacterial facility for operation in 1997.

CREATIVE BIOMOLECULES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 7.        COMMITMENTS (CONTINUED)

           As security for its obligations under the manufacturing contract and the equipment lease agreement, the Company granted to Biogen a security interest in the manufacturing facility and certain of its equipment and furniture at the manufacturing facility and any applicable inventory or other assets related to the operation of the manufacturing facility with a total net book value at December 31, 1996 of $13,504,000.

 8.        STOCK PLANS

           Stock Option Plans - In May 1987, the Company established the 1987 Stock Plan ("1987 Plan") and terminated the 1983 Incentive Stock Option Plan ("1983 Plan") such that no further grants of options could be made thereunder. The 1987 Plan was subsequently amended to increase the number of shares of common stock authorized for issuance thereunder. A total of 5,150,000 shares of common stock have been reserved for issuance under the 1987 Plan upon the exercise of options or in connection with awards or direct purchases of stock.

           The 1987 Plan permits the granting of incentive and nonqualified stock options to consultants, employees or officers of the Company and its subsidiaries at prices determined by the Board of Directors. All options granted in the year ended December 31, 1996, the three months ended December 31, 1995 and the two years ended September 30, 1995 and 1994 were granted at fair market value. Awards of stock may be made to consultants, employees or officers of the Company and its subsidiaries, and direct purchases of stock may be made by such individuals also at prices determined by the Board of Directors. Options become exercisable as determined by the Board of Directors and expire up to ten years from the date of grant.

CREATIVE BIOMOLECULES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 8.        STOCK PLANS (CONTINUED)

           Activity under the plans is summarized as follows:

                                                                                                   Weighted Average
                                                                                        Number      Exercise Price
                                                                                      of Shares        Per Share
                                                                                      ---------    ----------------
           Outstanding, October 1, 1993                                               1,180,739          $3.38
           Granted                                                                      281,400           8.36
           Exercised                                                                    (18,740)          1.97
           Canceled                                                                     (85,520)          6.36
                                                                                      ---------
           Outstanding, September 30, 1994                                            1,357,879           4.25
           (806,535 exercisable at a weighted average price of $2.48 per share)
           Granted                                                                    2,816,441           2.42
           Exercised                                                                   (106,471)           .90
           Canceled                                                                    (320,086)          4.04
                                                                                      ---------
           Outstanding, September 30, 1995                                            3,747,763           2.99
           (1,014,897 exercisable at a weighted average price of $2.89 per share)
           Granted                                                                       13,000           6.00
           Exercised                                                                     (9,477)           .82
           Canceled                                                                     (37,129)          4.28
                                                                                      ---------
           Outstanding, December 31, 1995                                             3,714,157           3.00
           (1,431,824 exercisable at a weighted average price of $3.11 per share)
           Granted                                                                    1,063,700           7.86
           Exercised                                                                   (276,178)          2.12
           Canceled                                                                    (139,535)          4.43
                                                                                      ---------
           Outstanding, December 31, 1996                                             4,362,144          $4.16
                                                                                      =========
           (1,904,110 exercisable at a weighted average price of $3.47 per share)

           At December 31, 1996 85,024 shares were available for grant under the 1987 Plan. In January 1997, the Company's Board of Directors approved, subject to stockholder approval, an increase in the number of shares of common stock authorized for issuance under the 1987 Plan from 5,150,000 to 6,150,000.

           Employee Stock Purchase Plan - The Employee Stock Purchase Plan permits eligible employees to purchase common stock of the Company up to an aggregate of 500,000 shares. During the year ended December 31, 1996, 45,049 shares were issued under this Plan at prices of $6.11 and $7.01 per share; during the three months ended December 31, 1995, 55,515 shares were issued under this Plan at a price of $2.34 per share; during the year ended September 30, 1995, 143,475 shares were issued under this Plan at a price of $1.49 per share and during the year ended September 30, 1994, 77,507 shares were issued under this Plan at prices of $7.44 and $2.75 per share.

CREATIVE BIOMOLECULES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 8.        STOCK PLANS (CONTINUED)

           Director Plan - The 1992 Non-Employee Director Non-Qualified Stock Option Plan provides for the granting of options to purchase up to an aggregate of 300,000 shares of common stock to non-employee directors. During the year ended December 31, 1996, options to purchase 70,000 shares were granted at a price of $9.34 per share; during the three months ended December 31, 1995 no options were granted; during the year ended September 30, 1995, options to purchase 20,000 shares were granted at a weighted average exercise price of $2.75 per share and during the year ended September 30, 1994 no options were granted.

           During the year ended December 31, 1996, options to purchase 12,500 shares were canceled at a weighted average exercise price of $9.18 per share. During the year ended September 30, 1994, options to purchase 30,000 shares were canceled at a weighted average exercise price of $8.50 per share. At December 31, 1996, options to purchase 47,500 shares were exercisable at a weighted average exercise price of $7.92 per share.

           Stock-Based Compensation - As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25, and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

           SFAS No. 123, "Accounting for Stock-Based Compensation", requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of January 1, 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following assumptions: expected life, six months following total vesting; stock volatility, 76% to 86% in 1996 and 77% to 80% in 1995; risk free interest rates, 5% in 1996 and 1995; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures for broad-based grants are estimated at 2% per year and adjusted to actual as they occur. Forfeitures for grants to executives are recognized as they occur. If the computed fair values of the 1996 and 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $3,811,000 or a net loss of $0.13 per share for the year ended December 31, 1996, $3,378,000 or a net loss of $0.12 per share for the three months ended December 31, 1995, and $7,822,000 or a net loss of $0.38 per share for the year ended September 30, 1995. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. These amounts are based on calculated values for options awards in 1996 and 1995 aggregating $7,980,000. Had the assumptions regarding expected term and volatility been reduced by six months and 10% or increased by six months and 10%, total calculated value would have decreased by $975,000 or increased by $884,000, respectively.

CREATIVE BIOMOLECULES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 8.        STOCK PLANS (CONTINUED)

           The Company also granted stock options to non-employee consultants in 1996. These options were valued based on the fair value of the services received. Total compensation expense recognized related to these options was $17,000 in 1996.

 9.        STOCKHOLDERS' EQUITY

           In December 1994, the Board of Directors designated a series of preferred stock of the Company consisting of 1,500,000 shares of the authorized and unissued preferred stock, as Series 1994/A Convertible Preferred Stock (the "Series Preferred Stock"). Each share of the Series Preferred Stock was convertible, at the option of the holder, into five shares of common stock. Each share of the Series Preferred Stock automatically converted into five shares of common stock after twenty consecutive trading days on which the closing price of the Company's common stock exceeded $3.975 per share.

           In December 1994 and January 1995, the Company sold in a private placement, 1,130,000 units (the "Units"), consisting of one share of Series Preferred Stock and one warrant to purchase one share of the Company's common stock. Each warrant is exercisable for a period of five years from the date of issuance at an exercise price of $2.385. Net proceeds to the Company, after deducting fees and other expenses of the offering, were approximately $11,000,000. In June 1995, holders of 30,000 shares of Series Preferred Stock elected to convert their Series Preferred Stock into 150,000 shares of common stock. In August 1995, holders of 40,251 shares of Series Preferred Stock elected to convert their Series Preferred Stock into 201,255 shares of common stock. On August 31, 1995, after twenty consecutive trading days on which the closing price of the Company's common stock exceeded $3.975 per share, the remaining 1,059,749 shares of Series Preferred Stock automatically converted into 5,298,745 shares of common stock.

           In October 1995, the Company sold in a self-managed public offering 3,000,000 shares of common stock at a price of $4.25 per share. Net proceeds to the Company, after deducting fees and other expenses of the offering, were approximately $12,650,000.

           In July 1996, the Company sold 2,000,000 shares of common stock in a public offering at a price of $7.00 per share. Net proceeds to the Company, after deducting fees and other expenses of the offering, were approximately $12,717,000.

           In December 1996, as part of a research collaboration (Note 2), the Company sold to Biogen 1,542,680 shares of common stock at a premium to the then-current market price of the common stock. Proceeds to the Company were $18,000,000.

           Common Stock Warrants - The Company issued in 1987 a warrant to purchase 17,600 shares of common stock at $5.00 per share to an equipment lessor. The warrant is fully exercisable and expires in December 1997.

CREATIVE BIOMOLECULES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 9.        STOCKHOLDERS' EQUITY (CONTINUED)

           Stockholders' Notes Receivable - In connection with a research and development contract, the Company in 1986 sold to a partnership, for a purchase price of $25,100, warrants for the purchase of 467,715 shares of common stock at an initial exercise price of $5.00 per share (subsequently adjusted to $3.78 per share). The warrants were exercised on December 22, 1993 by payment of $4,677 in cash and delivery of a secured full recourse promissory note for $1,763,286 bearing interest at prime plus 1%. The note was repaid in full in February 1995.

10.        INCOME TAXES

           No income tax provision or benefit has been provided for federal income tax purposes as the Company has incurred losses since inception. As of December 31, 1996, the Company had available net operating loss carryforwards of approximately $64,400,000 for income tax purposes. In addition, the Company had approximately $1,500,000 of unused investment and research and development tax credits. These net operating loss and tax credit carryforwards will expire at various dates between 1997 and 2012.

           Because of the change in ownership, as defined in the Internal Revenue Code, which occurred in July 1989, the net operating loss and tax credit carryforwards are subject to annual limitations regarding their utilization.

           The components of deferred income taxes at December 31, 1996 and 1995 were primarily deferred tax assets of approximately $21,900,000 and $21,100,000, respectively, of net operating loss carryforwards and approximately $1,500,000 and $1,300,000, respectively, of investment and research and development tax credits. The Company has not yet achieved profitable operations. Accordingly, management believes that the tax benefits as of December 31, 1996 and 1995 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net asset.

11.        ROYALTY AGREEMENTS

           The Company has entered into various license agreements which require the Company to pay royalties based upon a set percentage of certain product sales and license fee revenue subject, in some cases, to certain minimum amounts. Total royalty expense approximated $25,000, $5,000, $21,000 and $22,000 for the year ended December 31, 1996, the three months ended December 31, 1995 and the years ended September 30, 1995 and 1994, respectively.

12.        RETIREMENT SAVINGS PLAN

           The Company has a 401(k) retirement savings plan covering substantially all of the Company's employees. Matching Company contributions are at the discretion of the Board of Directors. The Board of Directors authorized matching contributions up to 3% of participants' salaries amounting to approximately $202,000, $53,000, $180,000 and $175,000 for the year ended December 31, 1996, the three months ended December 31, 1995 and the years ended September 30, 1995 and 1994, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

         The response to this item is incorporated by reference from the discussions responsive thereto under the captions "Information Concerning Current Directors, Nominees and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders.


ITEM 11. EXECUTIVE COMPENSATION

         The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Compensation of Directors and Executive Officers" in the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The response to this item is incorporated herein by reference from the discussion responsive thereto under the captions "Certain Transactions" and "Compensation of Directors and Executive Officers --Employment Agreements" in the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14(a) The following documents are filed as part of this Annual Report on Form 10-K.

     14(a)(1) Financial Statements

              See "Index to Consolidated Financial Statements" at Item 8 in this Annual Report on Form 10-K.

     14(a)(2) Financial Statement Schedules and Other Financial Statements - See
              14(d) below.

     14(a)(3) Exhibits - See 14 (c) below.

Item 14(b)    Reports on Form 8-K

              No reports on Form 8-K were filed during the three-month period ended December 31, 1996.

Item 14(c)    Exhibits

              The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

               3.    Articles of Incorporation and By-Laws

               3.1 Restated Certificate of Incorporation, as amended, of the Registrant. (Filed as Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the period ended September 30, 1995 (File No. 0-19910), and incorporated herein by reference.)

               3.2 Restated By-Laws of the Registrant. (Filed as Exhibit 3.4 to Form S-1 Registration Statement (Registration No. 33-46200), or amendments thereto, and incorporated herein by reference.)

               4.    Instruments Defining the Rights of Security Holders

               4.1 Article FOURTH of the Restated Certificate of Incorporation of the Registrant, as amended (see Exhibit 3.1).

               10.   Material Contracts

               10.1 Second Amended and Restated Registration Rights Agreement, dated as of January 31, 1992. (Filed as Exhibit 10.4 to Form S-1 Registration Statement (Registration No. 33-46200), or amendments thereto, and incorporated herein by reference.)

               10.2 Amendment No. 1 to Second Amended and Restated Registration Rights Agreement, dated as of December 23, 1994, by and between the Registrant and certain of its Stockholders, and Instruments of Adherence to the Second Amended and Restated Registration Rights Agreement. (Filed as Exhibit 10.51 to Registrant's Quarterly Report on Form 10-Q for the Period Ended December 31, 1994 (File No. 0-19910), and incorporated herein by reference.)

               10.3 Amendment No. 2 to Second Amended and Restated Registration Rights Agreement, dated as of May 24, 1996, by and between the Registrant and certain of its Stockholders. (Filed as Exhibit 10.1 to Form S-3 Registration Statement (Registration No. 333-5477), and incorporated herein by reference.)

               10.4 Amendment No. 3 to Second Amended and Restated Registration Rights Agreement, dated as of December 9, 1996, by and between the Registrant and certain of its Stockholders.

               #10.5 Second Amended and Restated Research, Development and
                     Supply Agreement, As Amended, dated as of May 17, 1991, between Stryker Corporation and the Registrant ("Stryker Development Agreement"). (Filed as Exhibit 10.5 to Form S-1 Registration Statement (Registration No. 33-42159), or amendments thereto, and incorporated herein by reference.)

               #10.6 Amendment Agreement, dated October 23, 1991, between the
                     Registrant and Stryker Corporation. (Filed as Exhibit 10.6 to Form S-1 Registration Statement (Registration No. 33-46200), or amendments thereto, and incorporated herein by reference.)

               10.7 Amendment, dated March 27, 1992, to Stryker Development Agreement between Stryker Corporation and the Registrant. (Filed as Exhibit 10.6A to Form S-1 Registration Statement (Registration No. 33-46200), or amendments thereto, and incorporated herein by reference.)

               10.8 Amendment, dated November 19, 1992, to Stryker Development Agreement between Stryker Corporation and the Registrant. (Filed as Exhibit 10.6B to Form S-1 Registration Statement (Registration No. 33-46200), or amendments thereto, and incorporated herein by reference.)

               10.9 Amendment Agreement, dated May 13, 1994, between the Registrant and Stryker Corporation. (Filed as Exhibit 99.2 to Registrant's Report on Form 8-K for the May 9, 1996 Event (File No. 0-19910), and incorporated herein by reference.)

               10.10 Amendment Agreement, dated April 30, 1996, between the
                     Registrant and Stryker Corporation. (Filed as Exhibit 99.3 to Registrant's Report on Form 8-K for the May 9, 1996 Event (File No. 0-19910), and incorporated herein by reference.)

              +10.11 Amendment Agreement, dated October 31, 1996, between the
                     Registrant and Stryker Corporation.

               10.12 Irrevocable License Agreement, dated May 17, 1991, between
                     Stryker Corporation and the Registrant. (Filed as Exhibit
                     10.7 to Form S-1 Registration Statement (Registration No. 33-42159), or amendments thereto, and incorporated herein by reference.)

               10.13 Amended and Restated Agreement for License or Sale of
                     Technology, dated December 14, 1988, by and among PruTech Research and Development Partnership III, PruTech Project Development Partnership and the Registrant. (Filed as
                     Exhibit 10.9 to Form S-1 Registration Statement (Registration No. 33-42159), or amendments thereto, and incorporated herein by reference.)

               10.14 Master Lease Agreement, dated as of May 1, 1987, between the Registrant and Phoenix Leasing Incorporated. (Filed as
                     Exhibit 10.23 to Form S-1 Registration Statement (Registration No. 33-42159), or amendments thereto, and incorporated herein by reference.)

               10.15 Common Stock Purchase Warrant, dated June 1, 1987, issued by the Registrant to Phoenix Leasing Incorporated. (Filed as Exhibit 10.24 to Form S-1 Registration Statement (Registration No. 33-42159), or amendments thereto, and incorporated herein by reference.)

               10.16 Real Estate Standard Form Industrial Lease, dated as of
                     October 24, 1988, as amended September 17, 1991, between WRC Properties, Inc. and the Registrant. (Filed as Exhibit
                     10.26 to Form S-1 Registration Statement (Registration No. 33-42159), or amendments thereto, and incorporated herein by reference.)

               10.17 Second Amendment, dated January 28, 1994, to Standard Form
                     Industrial Lease dated October 24, 1988, as amended September 17, 1991, by and between the Registrant and WRC Properties, Inc. (Filed as Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the Period Ended September 30, 1994 (File No. 0-19910), and incorporated herein by reference.)

               10.18 Third Amendment, dated September 20, 1994, to Standard Form
                     Industrial Lease dated October 24, 1988, as amended September 17, 1991 and January 28, 1994, by and between the Registrant and WRC Properties, Inc. (Filed as Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the Period Ended September 30, 1994 (File No. 0-19910), and incorporated herein by reference.)

               10.19 Standard Form Industrial Lease, dated February 25, 1992, by and between the Registrant and WRC Properties, Inc. (Filed as Exhibit 10.52 to Form S-1 Registration Statement (Registration No. 33-46200), or amendments thereto, and incorporated herein by reference.)

               10.20 First Amendment, dated February 28, 1994, to Standard Form
                     Industrial Lease dated February 25, 1992 by and between the Registrant and WRC Properties, Inc. (Filed as Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the period ended September 30, 1995 (File No. 0-19910), and incorporated herein by reference.)

               10.21 Second Amendment, dated September 20, 1994, to Standard
                     Form Industrial Lease dated February 25, 1992, as amended February 28, 1994, by and between the Registrant and WRC Properties, Inc. (Filed as Exhibit 10.33 to Registrant's Annual Report on Form 10-K for the period ended September 30, 1995 (File No. 0-19910), and incorporated herein by reference.)

               10.22 Asset Purchase Agreement, dated March 4, 1993, by and between the Registrant and Verax Corporation (the "Asset Purchase Agreement"), including Exhibits thereto and List of Schedules to Asset Purchase Agreement and to Exhibit A thereto. Any of such Schedules will be supplied upon request by the Commission. (Filed as Exhibit 2.1 and 2.2 to the Registrant's Report on Form 8-K for March 15, 1993 Event (File No. 0-19910), and incorporated herein by reference.)

               10.23 Assumption Agreement, dated March 15, 1993, by and between the Registrant and Verax Corporation including Exhibits hereto. (Filed as Exhibit 10.56 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1993 (File No. 0-19910), and incorporated herein by reference.)

               10.24 Indenture of Lease between Wilton L. Buskey and Carol
                     Buskey and Verax Corporation, dated September 7, 1988 as amended through September 25, 1992, (assumed by Registrant pursuant to Assumption Agreement, dated March 15, 1993, by and between the Registrant and Verax Corporation -- see
                     Exhibit 10.23 above). (Filed as Exhibit 10.57 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1993 (File No. 0-19910), and incorporated herein by reference.)

               10.25 Non-Disturbance and Attornment Agreement, dated as of
                     September 7, 1988, by and between Verax Corporation and First NH Bank [successor to First NH Bank of Lebanon] (assumed by Registrant pursuant to Assumption Agreement, dated March 15, 1993, by and between the registrant and Verax Corporation -- see Exhibit 10.23 above.) (Filed as
                     Exhibit 10.58 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1993 (File No. 0-19910), and incorporated herein by reference.)

               10.26 Loan Agreement, dated as of September 7, 1988, by and between Verax Corporation and First NH Bank [successor to First NH Bank of Lebanon] (assumed by Registrant pursuant to Assumption Agreement, dated March 15, 1993, by and between the Registrant and Verax Corporation -- see Exhibit
                     10.23 above.) (Filed as Exhibit 10.59 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1993 (File No. 0-19910), and incorporated herein by reference.)

              #10.27 CBM Cross-License Agreement, dated as of November 26,
                     1993, between Enzon, Inc. and the Registrant. (Filed as
                     Exhibit 10.42 to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1993 (File No. 0-19910), and incorporated herein by reference.)

              #10.28 Enzon Cross-License Agreement, dated as of November 26,
                     1993, between Enzon, Inc. and the Registrant. (Filed as
                     Exhibit 10.43 to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1993 (File No. 0-19910), and incorporated herein by reference.)

              #10.29 Exclusive Marketing Agreement, dated as of November 26,
                     1993, between Enzon, Inc. and the Registrant. (Filed as
                     Exhibit 10.44 to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1993 (Filed No. 0-19910), and incorporated herein by reference.)

              #10.30 Manufacturing Agreement, dated as of September 28, 1994, between Biogen, Inc. and the Registrant. (Filed as Exhibit
                     99.1 to Registrant's Report on Form 8-K for the September 30, 1994 Event (File No. 0-19910), and incorporated herein by reference.)

              #10.31 Equipment Lease Agreement, dated as of September 28, 1994, between Biogen, Inc. and the Registrant. (Filed as Exhibit
                     99.2 to Registrant's Report on Form 8-K for the September 30, 1994 Event (File No. 0-19910), and incorporated herein by reference.)

               10.32 Security Agreement, dated as of September 28, 1994, between
                     Biogen, Inc. and the Registrant. (Filed as Exhibit 99.3 to Registrant's Report on Form 8-K for the September 30, 1994 Event (File No. 0-19910), and incorporated herein by reference.)

               10.33 Form of Preferred Stock and Warrant Purchase Agreement,
                     with Exhibits thereto, signed by the Registrant and the persons listed on the Schedule attached at the end of the Form of Preferred Stock and Warrant Purchase Agreement. (Filed as Exhibit 10.52 to Registrant's Quarterly Report on Form 10-Q for the Period Ended December 31, 1994 (File No. 0-19910), and incorporated herein by reference.)

               10.34 Form of Warrant issued by the Registrant to the persons listed on the Schedule attached at the end of the Form of Warrant on various dates between December 23, 1994 and January 25, 1995. (Filed as Exhibit 10.53 to Registrant's Quarterly Report on Form 10-Q for the Period Ended December 31, 1994 (File No. 0-19910), and incorporated herein by reference.)

              #10.35 Cross-License Agreement, dated as of July 15, 1996, between the Registrant, Genetics Institute, Inc. and Stryker Corporation. (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 of Genetics Institute, Inc. (File No.0-14587), filed with the Securities and Exchange Commission on November 6, 1996 and incorporated herein by reference.)

               10.36 Underwriting Agreement dated July 2, 1996 between the
                     Registrant and Hambrecht & Quist LLP and Cowen & Company. (Filed as Exhibit 1.1 to Form S-3 Registration Statement (Registration No. 333-5477), or amendments thereto, and incorporated herein by reference.)

              +10.37 Research Collaboration and License Agreement, dated
                     December 9, 1996, between the Registrant and Biogen, Inc.

               10.38 Restricted Stock Purchase Agreement, dated December 9,
                     1996, between the Registrant and Biogen, Inc.

              *10.39 1983 Incentive Stock Option Plan, amended as of September
                     11, 1984. (Filed as Exhibit 10.34 to Form S-1 Registration Statement (Registration No. 33-42159), or amendments thereto, and incorporated herein by reference.)

              *10.40 1987 Stock Plan, as amended on December 7, 1994. (Filed as
                     Exhibit to Registrant's Preliminary Proxy Statement for 1995 Annual Meeting of Stockholders (File No. 0-19910), and incorporated herein by reference.)

              *10.41 Employee Stock Purchase Plan, as amended on December 7,
                     1994. (Filed as Exhibit to Registrant's Preliminary Proxy Statement for 1995 Annual Meeting of Stockholders (File No. 0-19910), and incorporated herein by reference.)

              *10.42 1992 Non-Employee Director Non-Qualified Stock Option
                     Plan, as amended on March 20, 1996. (Filed as Exhibit 10.25 to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1996 (File No. 0-19910), and incorporated herein by reference.)

              *10.43 Form of Employment Agreement with confidentiality
                     provisions. (Filed as Exhibit 10.31 to Form S-1 Registration Statement (Registration No. 33-42159), or amendments thereto, and incorporated herein by reference.)

              *10.44 Employment Agreement, dated as of January 2, 1992, between
                     Charles Cohen, Ph.D. and the Registrant. (Filed as Exhibit
                     10.47 to Form S-1 Registration Statement (Registration No. 33-46200), or amendments thereto, and incorporated herein by reference.)

              *10.45 Employment Agreement, dated February 25, 1992, between
                     Wayne E. Mayhew III and the Registrant. (Filed as Exhibit
                     10.51 to Form S-1 Registration Statement (Registration No. 33-46200), or amendments thereto, and incorporated herein by reference.)

              *10.46 Employment Agreement, dated July 20, 1992, between Ronald
                     D. Johnson, Ph.D., and the Registrant. (Filed as Exhibit
                     10.54 to Form S-1 Registration Statement (Registration No. 33-46200), or amendments thereto, and incorporated herein by reference.)

              *10.47 Executive Severance Agreement, dated December 1, 1993, between Gregory Liposky and the Registrant (assumed as part of the Registrant's acquisition of the manufacturing facility from Verax Corporation). (Filed as Exhibit 10.51 to Registrant's Annual Report on Form 10-K for the period ended September 30, 1995 (File No. 0-19910), and incorporated herein by reference.)

              *10.48 Employment Agreement, dated July 17, 1995, between Michael
                     M. Tarnow and the Registrant. (Filed as Exhibit 99.1 to Registrant's Report on Form 8-K for the August 31, 1995 Event (File No. 0-19910), and incorporated herein by reference.)

              *10.49 Employment Agreement, dated May 21, 1996, between Thomas
                     J. Facklam, Ph.D. and the Registrant. (Filed as Exhibit
                     99.2 to Registrant's Report on Form 8-K for the June 3, 1996 Event (File No. 0-19910), and incorporated herein by reference.)

               21 Subsidiaries of the Registrant. (Filed as Exhibit 22 to Form S-1 Registration Statement (Registration No. 33-42159), or amendments thereto, and incorporated herein by reference.)

               23.1  Independent Auditors' Consent.

               27    Financial Data Schedule

         The Registrant will supply the Commission, upon request, with copies of all exhibits and schedules to exhibits listed above, as to which such exhibits and schedules have not been included herein.

 * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

 +  Documents with respect to which Confidential Treatment has been requested.

 #  Documents with certain confidential information deleted.

Item 14(d)     Financial Statement Schedules and Other Financial Statements

               Financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hopkinton, Massachusetts, on March 28, 1997.

                                    CREATIVE BIOMOLECULES, INC.



                                    By: /s/ Wayne E. Mayhew III
                                        Wayne E. Mayhew III
                                        Vice President and Chief Financial
                                        Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated below on date indicated.

        Signature                            Capacity                               Date
        ---------                            --------                               ----
/s/ Brian H. Dovey           Chairman of the Board and Director                 March 28, 1997
Brian H. Dovey

/s/ Michael M. Tarnow        President and Chief Executive Officer              March 28, 1997
Michael M. Tarnow            and Director (principal executive officer)

/s/ Charles Cohen, Ph.D.     Chief Scientific Officer and Director              March 28, 1997
Charles Cohen, Ph.D.

/s/ Wayne E. Mayhew III      Vice President and Chief Financial Officer,        March 28, 1997
Wayne E. Mayhew III          Treasurer and Secretary (principal financial
                             officer)

/s/ Susan B. Blanton         Controller (principal accounting officer)          March 28, 1997
Susan B. Blanton

/s/ Jeremy L. Curnock Cook   Director                                           March 28, 1997
Jeremy L. Curnock Cook

/s/ Martyn D. Greenacre      Director                                           March 28, 1997
Martyn D. Greenacre

/s/ Arthur J. Hale           Director                                           March 28, 1997
Arthur J. Hale, M.D.

/s/ Suzanne D. Jaffe         Director                                           March 28, 1997
Suzanne D. Jaffe

/s/ Michael Rosenblatt, M.D. Director                                           March 28, 1997
Michael Rosenblatt, M.D.

/s/ James R. Tobin           Director                                           March 28, 1997
James R. Tobin

                                  EXHIBIT INDEX
Exhibit
  No.    Description
-------  -----------
  3.1 Restated Certificate of Incorporation, as amended, of the Registrant. (Filed as Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the period ended September 30, 1995 (File No. 0-19910), and incorporated herein by reference.)

  3.2 Restated By-Laws of the Registrant. (Filed as Exhibit 3.4 to Form S-1 Registration Statement (Registration No. 33-46200), or amendments thereto, and incorporated herein by reference.)

  4.1 Article FOURTH of the Restated Certificate of Incorporation of the Registrant, as amended (see Exhibit 3.1).

 10.1 Second Amended and Restated Registration Rights Agreement, dated as of January 31, 1992. (Filed as Exhibit 10.4 to Form S-1 Registration Statement (Registration No. 33-46200), or amendments thereto, and incorporated herein by reference.)

 10.2 Amendment No. 1 to Second Amended and Restated Registration Rights Agreement, dated as of December 23, 1994, by and between the Registrant and certain of its Stockholders, and Instruments of Adherence to the Second Amended and Restated Registration Rights Agreement. (Filed as
         Exhibit 10.51 to Registrant's Quarterly Report on Form 10-Q for the Period Ended December 31, 1994 (File No. 0-19910), and incorporated herein by reference.)

 10.3 Amendment No. 2 to Second Amended and Restated Registration Rights Agreement, dated as of May 24, 1996, by and between the Registrant and certain of its Stockholders. (Filed as Exhibit 10.1 to Form S-3 Registration Statement (Registration No. 333-5477), and incorporated herein by reference.)

 10.4 Amendment No. 3 to Second Amended and Restated Registration Rights Agreement, dated as of December 9, 1996, by and between the Registrant and certain of its Stockholders.

 10.5 Second Amended and Restated Research, Development and Supply Agreement, as Amended, dated as of May 17, 1991, between Stryker Corporation and the Registrant ("Stryker Development Agreement"). (Filed as Exhibit
         10.5 to Form S-1 Registration Statement (Registration No. 33-42159), or amendments thereto, and incorporated herein by reference.)

 10.6 Amendment Agreement, dated October 23, 1991, between the Registrant and Stryker Corporation. (Filed as Exhibit 10.6 to Form S-1 Registration Statement (Registration No. 33-46200), or amendments thereto, and incorporated herein by reference.)

 10.7 Amendment, dated March 27, 1992, to Stryker Development Agreement between Stryker Corporation and the Registrant. (Filed as Exhibit 10.6A to Form S-1 Registration Statement (Registration No. 33-46200), or amendments thereto, and incorporated herein by reference.)

 10.8 Amendment, dated November 19, 1992, to Stryker Development Agreement between Stryker Corporation and the Registrant. (Filed as Exhibit 10.6B to Form S-1 Registration Statement (Registration No. 33-46200), or amendments thereto, and incorporated herein by reference.)

Exhibit
  No.    Description
-------  -----------
 10.9 Amendment Agreement, dated May 13, 1994, between the Registrant and Stryker Corporation. (Filed as Exhibit 99.2 to Registrant's Report on Form 8-K for the May 9, 1996 Event (File No. 0-19910), and incorporated herein by reference.)

 10.10 Amendment Agreement, dated April 30, 1996, between the Registrant and Stryker Corporation. (Filed as Exhibit 99.3 to Registrant's Report on Form 8-K for the May 9, 1996 Event (File No. 0-19910), and incorporated herein by reference.)

 10.11 Amendment Agreement, dated October 31, 1996, between the Registrant and Stryker Corporation.

 10.12 Irrevocable License Agreement, dated May 17, 1991, between Stryker Corporation and the Registrant. (Filed as Exhibit 10.7 to Form S-1 Registration Statement (Registration No. 33-42159), or amendments thereto and incorporated herein by reference.)

 10.13 Amended and Restated Agreement for License or Sale of Technology, dated December 14, 1988, by and among PruTech Research and Development Partnership III, PruTech Project Development Partnership and the Registrant. (Filed as Exhibit 10.9 to Form S-1 Registration Statement (Registration No. 33-42159), or amendments thereto, and incorporated herein by reference.)

 10.14 Master Lease Agreement, dated as of May 1, 1987, between the Registrant and Phoenix Leasing Incorporated. (Filed as Exhibit 10.23 to Form S-1 Registration Statement (Registration No. 33-42159), or amendments thereto, and incorporated herein by reference.)

 10.15 Common Stock Purchase Warrant, dated June 1, 1987, issued by the Registrant to Phoenix Leasing Incorporated. (Filed as Exhibit 10.24 to Form S-1 Registration Statement (Registration No. 33-42159), or amendments thereto, and incorporated herein by reference.)

 10.16 Real Estate Standard Form Industrial Lease, dated as of October 24, 1988, as amended September 17, 1991, between WRC Properties, Inc. and the Registrant. (Filed as Exhibit 10.26 to Form S-1 Registration Statement (Registration No. 33-42159), or amendments thereto, and incorporated herein by reference.)

 10.17 Second Amendment, dated January 28, 1994, to Standard Form Industrial Lease dated October 24, 1988, as amended September 17, 1991, by and between the Registrant and WRC Properties, Inc. (Filed as Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the Period Ended September 30, 1994 (File No. 0-19910), and incorporated herein by reference.)

 10.18 Third Amendment, dated September 20, 1994, to Standard Form Industrial Lease dated October 24, 1988, as amended September 17, 1991 and January 28, 1994, by and between the Registrant and WRC Properties, Inc. (Filed as Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the Period Ended September 30, 1994 (File No. 0-19910), and incorporated herein by reference.)

 10.19 Standard Form Industrial Lease, dated February 25, 1992, by and between the Registrant and WRC Properties, Inc. (Filed as Exhibit 10.52 to Form S-1 Registration Statement (Registration No. 33-46200), or amendments thereto, and incorporated herein by reference.)

Exhibit
  No.    Description
-------  -----------
 10.20 First Amendment, dated February 28, 1994, to Standard Form Industrial Lease dated February 25, 1992 by and between the Registrant and WRC Properties, Inc. (Filed as Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the period ended September 30, 1995 (File No. 0-19910), and incorporated herein by reference.)

 10.21 Second Amendment, dated September 20, 1994, to Standard Form Industrial Lease dated February 25, 1992, as amended February 28, 1994, by and between the Registrant and WRC Properties, Inc. (Filed as Exhibit 10.33 to Registrant's Annual Report on Form 10-K for the period ended September 30, 1995 (File No. 0-19910), and incorporated herein by reference.)

 10.22 Asset Purchase Agreement, dated March 4, 1993, by and between the Registrant and Verax Corporation (the "Asset Purchase Agreement"), including Exhibits thereto and List of Schedules to Asset Purchase Agreement and to Exhibit A thereto. Any of such Schedules will be supplied upon request by the Commission. (Filed as Exhibit 2.1 and 2.2 to the Registrant's Report on Form 8-K for March 15, 1993 Event (File No. 0-19910), and incorporated herein by reference.)

 10.23 Assumption Agreement, dated March 15, 1993, by and between the Registrant and Verax Corporation including Exhibits hereto. (Filed as
         Exhibit 10.56 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1993 (File No. 0-19910), and incorporated herein by reference.)

 10.24 Indenture of Lease between Wilton L. Buskey and Carol Buskey and Verax Corporation, dated September 7, 1988 as amended through September 25, 1992, (assumed by Registrant pursuant to Assumption Agreement, dated March 15, 1993, by and between the Registrant and Verax Corporation -- see Exhibit 10.23 above). (Filed as Exhibit 10.57 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1993 (File No. 0-19910), and incorporated herein by reference.)

 10.25 Non-Disturbance and Attornment Agreement, dated as of September 7, 1988, by and between Verax Corporation and First NH Bank [successor to First NH Bank of Lebanon] (assumed by Registrant pursuant to Assumption Agreement, dated March 15, 1993, by and between the registrant and Verax Corporation -- see Exhibit 10.23 above.) (Filed as Exhibit 10.58 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1993 (File No. 0-19910), and incorporated herein by reference.)

 10.26 Loan Agreement, dated as of September 7, 1988, by and between Verax Corporation and First NH Bank [successor to First NH Bank of Lebanon] (assumed by Registrant pursuant to Assumption Agreement, dated March 15, 1993, by and between the Registrant and Verax Corporation -- see
         Exhibit 10.23 above.) (Filed as Exhibit 10.59 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1993 (File No. 0-19910), and incorporated herein by reference.)

 10.27 CBM Cross-License Agreement, dated as of November 26, 1993, between Enzon, Inc. and the Registrant. (Filed as Exhibit 10.42 to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1993 (File No. 0-19910), and incorporated herein by reference.)

 10.28 Enzon Cross-License Agreement, dated as of November 26, 1993, between Enzon, Inc. and the Registrant. (Filed as Exhibit 10.43 to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1993 (File No. 0-19910), and incorporated herein by reference.)

Exhibit
  No.    Description
-------  -----------
 10.29 Exclusive Marketing Agreement, dated as of November 26, 1993, between Enzon, Inc. and the Registrant. (Filed as Exhibit 10.44 to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1993 (Filed No. 0-19910), and incorporated herein by reference.)

 10.30 Manufacturing Agreement, dated as of September 28, 1994, between Biogen, Inc. and the Registrant. (Filed as Exhibit 99.1 to Registrant's Report on Form 8-K for the September 30, 1994 Event (File No. 0-19910), and incorporated herein by reference.)

 10.31 Equipment Lease Agreement, dated as of September 28, 1994, between Biogen, Inc. and the Registrant. (Filed as Exhibit 99.2 to Registrant's Report on Form 8-K for the September 30, 1994 Event (File No. 0-19910), and incorporated herein by reference.)

 10.32 Security Agreement, dated as of September 28, 1994, between Biogen, Inc. and the Registrant. (Filed as Exhibit 99.3 to Registrant's Report on Form 8-K for the September 30, 1994 Event (File No. 0-19910), and incorporated herein by reference.)

 10.33 Form of Preferred Stock and Warrant Purchase Agreement, with Exhibits thereto, signed by the Registrant and the persons listed on the Schedule attached at the end of the Form of Preferred Stock and Warrant Purchase Agreement. (Filed as Exhibit 10.52 to Registrant's Quarterly Report on Form 10-Q for the Period Ended December 31, 1994 (File No. 0-19910), and incorporated herein by reference.)

 10.34 Form of Warrant issued by the Registrant to the persons listed on the Schedule attached at the end of the Form of Warrant on various dates between December 23, 1994 and January 25, 1995. (Filed as Exhibit 10.53 to Registrant's Quarterly Report on Form 10-Q for the Period Ended December 31, 1994 (File No. 0-19910), and incorporated herein by reference.)

 10.35 Cross-License Agreement, dated as of July 15, 1996, between the Registrant, Genetics Institute, Inc. and Stryker Corporation. (Filed as
         Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 of Genetics Institute, Inc. (File No.0-14587), filed with the Securities and Exchange Commission on November 6, 1996 and incorporated by reference herein.)

 10.36 Underwriting Agreement dated July 2, 1996 between the Registrant and Hambrecht & Quist LLC and Cowen & Company. (Filed as Exhibit 1.1 to Form S-3 Registration Statement (Registration No. 333-5477), or amendments thereto, and incorporated herein by reference.)

 10.37 Research Collaboration and License Agreement, dated December 9, 1996, between the Registrant and Biogen, Inc.

 10.38 Restricted Stock Purchase Agreement, dated December 9, 1996, between the Registrant and Biogen, Inc.

 10.39 1983 Incentive Stock Option Plan, amended as of September 11, 1984. (Filed as Exhibit 10.34 to Form S-1 Registration Statement (Registration No. 33-42159), or amendments thereto, and incorporated herein by reference.)

 10.40 1987 Stock Plan, as amended on December 7, 1994. (Filed as Exhibit to Registrant's Preliminary Proxy Statement for 1995 Annual Meeting of Stockholders (File No. 0-19910), and incorporated herein by reference.)

Exhibit
  No.    Description
-------  -----------
 10.41 Employee Stock Purchase Plan, as amended on December 7, 1994. (Filed as Exhibit to Registrant's Preliminary Proxy Statement for 1995 Annual Meeting of Stockholders (File No. 0-19910), and incorporated herein by reference.)

 10.42 1992 Non-Employee Director Non-Qualified Stock Option Plan, as amended on March 20, 1996. (Filed as Exhibit 10.25 to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1996 (File No. 0-19910), and incorporated herein by reference.)

 10.43 Form of Employment Agreement with confidentiality provisions. (Filed as Exhibit 10.31 to Form S-1 Registration Statement (Registration No. 33-42159), or amendments thereto, and incorporated herein by reference.)

 10.44 Employment Agreement, dated as of January 2, 1992, between Charles Cohen, Ph.D. and the Registrant. (Filed as Exhibit 10.47 to Form S-1 Registration Statement (Registration No. 33-46200), or amendments thereto, and incorporated herein by reference.)

 10.45 Employment Agreement, dated February 25, 1992, between Wayne E. Mayhew III and the Registrant. (Filed as Exhibit 10.51 to Form S-1 Registration Statement (Registration No. 33-46200), or amendments thereto, and incorporated herein by reference.)

 10.46 Employment Agreement, dated July 20, 1992, between Ronald D. Johnson, Ph.D., and the Registrant. (Filed as Exhibit 10.54 to Form S-1 Registration Statement (Registration No. 33-46200), or amendments thereto, and incorporated herein by reference.)

 10.47 Executive Severance Agreement, dated December 1, 1993, between Gregory Liposky and the Registrant (assumed as part of the Registrant's acquisition of the manufacturing facility from Verax Corporation). (Filed as Exhibit 10.51 to Registrant's Annual Report on Form 10-K for the period ended September 30, 1995 (File No. 0-19910), and incorporated herein by reference.)

 10.48 Employment Agreement, dated July 17, 1995, between Michael M. Tarnow and the Registrant. (Filed as Exhibit 99.1 to Registrant's Report on Form 8-K for the August 31, 1995 Event (File No. 0-19910), and incorporated herein by reference.)

 10.49 Employment Agreement, dated May 21, 1996, between Thomas J. Facklam, Ph.D. and the Registrant. (Filed as Exhibit 99.2 to Registrant's Report on Form 8-K for the June 3, 1996 Event (File No. 0-19910), and incorporated herein by reference.

 21 Subsidiaries of the Registrant. (Filed as Exhibit 22 to Form S-1 Registration Statement (Registration No. 33-42159), or amendments thereto, and incorporated herein by reference.)

 23.1    Independent Auditors' Consent

 27      Financial Data Schedule