Form 10-Q
period 1997-03-31
CREATIVE BIOMOLECULES INC
filed 1997-05-14
CIK 857121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                          [X] Yes    [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 7, 1997, the registrant had 33,028,588 shares of common stock outstanding.

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION

           Item 1.    Financial Statements

                      Consolidated Balance Sheets - March 31, 1997 and December 31, 1996                   3

                      Consolidated Statements of Operations for the three months ended
                          March 31, 1997 and 1996                                                          4

                      Consolidated Statements of Cash Flows for the three months ended
                          March 31, 1997 and 1996                                                          5

                      Notes to Consolidated Financial Statements                                           6


           Item 2.    Management's Discussion and Analysis
                          of Financial Condition and Results of Operations                                 7


PART II. OTHER INFORMATION

           Item 1.    Legal Proceedings                                                                   11

           Item 2.    Changes in Securities                                                               11

           Item 3.    Defaults Upon Senior Securities                                                     11

           Item 4.    Submission of Matters to a Vote of Security Holders                                 11

           Item 5.    Other Information                                                                   11

           Item 6.    Exhibits and Reports on Form 8-K                                                    11


SIGNATURES

                   CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                        March 31,        December 31,
                                                                                          1997              1996
                                                                                      -----------         -----------
                                                                                      (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                        $  22,085,881        $  38,248,988
  Marketable securities                                                               24,061,228           11,826,266
  Accounts receivable                                                                  1,624,571            1,454,696
  Inventory                                                                            1,395,385            1,341,914
  Prepaid expenses and other                                                             443,013              208,886
                                                                                   -------------        -------------
    Total current assets                                                              49,610,078           53,080,750
                                                                                   -------------        -------------
PROPERTY, PLANT AND EQUIPMENT - net                                                   16,236,770           16,224,376
                                                                                   -------------        -------------
OTHER ASSETS:
  Note receivable - officer                                                              350,000              350,000
  Patents and licensed technology - net                                                  393,855              401,629
  Deferred patent application costs - net                                              3,678,080            3,471,169
  Deposits and other                                                                     191,166              290,950
                                                                                   -------------        -------------
    Total other assets                                                                 4,613,101            4,513,748
                                                                                   -------------        -------------
TOTAL                                                                              $  70,459,949        $  73,818,874
LIABILITIES AND STOCKHOLDERS' EQUITY                                               =============        =============
CURRENT LIABILITIES:
  Lease obligations - current portion                                              $      55,279        $      53,532
  Accounts payable                                                                     1,946,439            2,830,356
  Accrued liabilities                                                                    498,159              561,562
  Accrued compensation                                                                 1,177,115            1,460,856
  Deferred contract revenue                                                            1,079,765
                                                                                   -------------        -------------
    Total current liabilities                                                          4,756,757            4,906,306
                                                                                   -------------        -------------
LEASE OBLIGATIONS                                                                      1,637,002            1,651,493
                                                                                   -------------        -------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
  Common stock, $.01 par value, 50,000,000 shares authorized,
    32,972,893 shares and 32,769,553 shares issued and outstanding
    at March 31, 1997 and December 31, 1996, respectively                                329,729              327,696
  Additional paid-in capital                                                         138,923,426          138,371,802
  Accumulated deficit                                                                (75,186,965)         (71,438,423)
                                                                                   -------------        -------------
    Total stockholders' equity                                                        64,066,190           67,261,075
                                                                                   -------------        -------------
TOTAL                                                                              $  70,459,949        $  73,818,874
                                                                                   =============        =============











SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Three Months Ended
                                                      March 31,
                                            --------------------------------
                                                1997               1996
                                                ----               ----
                                                      (unaudited)
REVENUE:
  Research and development contracts        $  2,751,473        $  1,055,704
  Manufacturing contracts                        232,239             612,065
  License fees and royalties                                         101,584
  Interest and other                             663,225             270,441
                                            ------------        ------------
    Total revenues                             3,646,937           2,039,794
                                            ------------        ------------
COSTS AND EXPENSES:
  Research and development                     5,579,053           3,832,752
  Manufacturing contracts                        161,038             477,533
  General and administrative                   1,602,916           1,115,563
  Interest                                        52,472              54,802
                                            ------------        ------------
    Total costs and expenses                   7,395,479           5,480,650
                                            ------------        ------------
NET LOSS                                    $ (3,748,542)       $ (3,440,856)
                                            ============        ============
NET LOSS PER COMMON SHARE                          $(.11)              $(.12)
                                            ============        ============
WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING          32,853,617          29,027,234
                                            ============        ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Three Months Ended
                                                                      March 31,
                                                           --------------------------------
                                                               1997                1996
                                                               ----                ----
                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $ (3,748,542)       $ (3,440,856)
                                                           ------------        ------------
  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
    Depreciation and amortization                               490,639             607,405
    Compensation expense                                                             29,750
    Increase (decrease) in cash from:
      Accounts receivable                                      (169,875)            (77,554)
      Inventory and prepaid expenses                           (287,598)           (197,441)
      Accounts payable and accrued liabilities               (1,231,061)          1,043,348
      Deferred contract revenue                               1,079,765
                                                           ------------        ------------
        Total adjustments                                      (118,130)          1,405,508
                                                           ------------        ------------

  Net cash used for operating activities                     (3,866,672)         (2,035,348)
                                                           ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                        (12,552,675)           (540,313)
  Sales of marketable securities                                317,712           5,430,790
  Expenditures for property, plant and equipment               (420,497)           (435,190)
  Expenditures for patents                                     (281,672)           (212,550)
  Decrease (increase) in deposits and other                      99,784            (200,000)
                                                           ------------        ------------

  Net cash provided by (used for) investing activities      (12,837,348)          4,042,737
                                                           ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of equity:
    Common stock - other                                        553,657             409,133
  Repayments of obligations under capital leases                (12,744)            (11,892)
                                                           ------------        ------------

  Net cash provided by financing activities                     540,913             397,241
                                                           ------------        ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (16,163,107)          2,404,630
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               38,248,988          11,917,779
                                                           ------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 22,085,881        $ 14,322,409
                                                           ============        ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Opinion of Management - The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. These statements are condensed and do not include all disclosures as required by generally accepted accounting principles. In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company's financial position at March 31, 1997 and the results of operations and cash flows for the three month periods ended March 31, 1997 and 1996. The financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1996.

Interim results are not necessarily indicative of results for a full year and such results are subject to year-end adjustments and independent audit.

2. Earnings Per Share - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128 "Earnings per Share" ("SFAS 128") which changes the method of calculating earnings per share ("EPS"). SFAS 128 requires the presentation of "basic" EPS and "diluted" EPS on the face of the income statement. Basic EPS is computed by dividing the net income available to common stockholders by the weighted average shares of common stock. The calculation of diluted EPS is similar to basic EPS except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The statement is effective for financial statements in the fourth quarter of 1997. The Company will adopt SFAS 128 in the fourth quarter of 1997, as early adoption is not permitted, and will restate at that time EPS data for prior periods. If SFAS 128 had been in effect during the current and prior period, basic EPS and diluted EPS would not have been significantly different than primary EPS reported.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

           To date, most of the Company's revenues have been derived from research and development payments and license fees under agreements with collaborative partners. Beginning in January 1995, a significant portion of the Company's revenues also were derived from contract manufacturing. The Company anticipates that over the next several years its revenues will be derived primarily from such collaborative agreements. The Company has been unprofitable since its inception and expects to incur additional operating losses over the next several years.

           The Company's research agreements with collaborative partners have typically provided for the partial or complete funding of research and development for specified projects and royalties payable to the Company in exchange for licenses to market the resulting products. The Company is presently a party to major research collaborations with Stryker Corporation ("Stryker") to develop products for orthopedic reconstruction and with Biogen, Inc. ("Biogen") to develop products for the treatment of renal disorders. Under the research portion of the collaboration with Stryker, the Company supplies an OP-1 product to Stryker for clinical trials and other uses, provides clinical support and performs research work pursuant to work plans established periodically by the two companies. The current work plan establishes research objectives and funding through April 1998. In December 1996, the Company signed a Research Collaboration and License Agreement with Biogen (the "Biogen Research Agreement"). Under the research collaboration, the Company performs research work pursuant to work plans established periodically by the two companies and supplies OP-1 to Biogen for preclinical and clinical uses. Although the Company is seeking and in the future may seek to enter into collaborative arrangements with respect to certain other projects, there can be no assurance that the Company will be able to obtain such agreements on acceptable terms or that the costs required to complete the projects will not exceed the funding available for such projects from the collaborative partners.

           The Company's manufacturing contracts provide for technical collaboration and manufacturing for third parties at the Company's manufacturing facility in Lebanon, New Hampshire and at the Company's research facility in Hopkinton, Massachusetts. The Company is presently a party to a manufacturing contract with Biogen (the "Manufacturing Contract") to produce several of Biogen's protein-based therapeutic candidates through December 1997 for use in Biogen's clinical trials. The Company agreed to provide Biogen with all available cell culture and bacterial fermentation capacity within the manufacturing facility, and Biogen agreed to pay the Company's costs associated with such capacity, for approximately six months in each of the three years beginning in January 1995. The companies have agreed that the supply of OP-1 to Biogen pursuant to the Biogen Research Agreement during 1997 will satisfy Biogen's 1997 obligations under the Manufacturing Contract. The companies also agreed to extend the Manufacturing Contract for two years through 1999, with Biogen having the option, but not the obligation, to use the manufacturing facility for a mutually agreeable number of months in one of the two years. Although the Company is seeking additional manufacturing contracts for available cell culture and bacterial fermentation capacity, there can be no assurance that the Company will be able to obtain such contracts on acceptable terms.

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

RESULTS OF OPERATIONS

           THREE MONTHS ENDED MARCH 31, 1997 AND 1996. The Company's total revenues for the three month periods ended March 31, 1997 and 1996 were $3,647,000 and $2,040,000, respectively. Research and development contract revenues increased 161% to $2,751,000 for the three month period ended March 31, 1997 from $1,056,000 for the three month period ended March 31, 1996. This increase is primarily a result of the research activity under the research collaboration with Biogen. The Company anticipates that research and development contract revenues for each of the remaining quarters of 1997 will continue at amounts higher than the prior year primarily as a result of the research activity under the research collaboration with Biogen.

            Manufacturing contract revenues for the three month period ended March 31, 1997 reflect manufacturing for Biogen, on a pilot scale, conducted at the Company's research facility in Hopkinton, Massachusetts. The Company anticipates completing current pilot manufacturing for Biogen in the second quarter of 1997. Manufacturing contract revenues for the three month period ended March 31, 1996 reflect manufacturing for Biogen conducted at the Company's manufacturing facility in Lebanon, New Hampshire. The Company anticipates using the manufacturing facility for the production of OP-1 for Stryker, Biogen and the Company's own uses for a substantial portion of 1997. Therefore, the Company does not anticipate significant contract manufacturing revenues for each of the remaining quarters of 1997.

           License fees and royalties revenues of $102,000 for the three month period ended March 31, 1996 resulted from licensing patent rights and know-how associated with certain protein technology which is not central to the Company's business.

           Interest revenues increased 146% to $663,000 for the three month period ended March 31, 1997 from $270,000 for the three month period ended March 31, 1996. The increase is due to an increase in average funds available for investment. In December 1996, under the Biogen Research Agreement and a Restricted Stock Purchase Agreement, more fully discussed below, Biogen paid to the Company a $10,000,000 license fee and made an $18,000,000 equity investment in common stock.

           The Company's total costs and expenses, consisting primarily of research and development expenses, increased 35% to $7,395,000 for the three month period ended March 31, 1997 from $5,481,000 for the three month period ended March 31, 1996. Research and development expenses increased 46% to $5,579,000 for the three month period ended March 31, 1997 from $3,833,000 for the three month period ended March 31, 1996. The Company used the manufacturing facility in Lebanon, New Hampshire for the three month period ended March 31, 1997 for the production of OP-1 for Stryker, Biogen and the Company's own uses. Costs associated with the production of OP-1 for Stryker, Biogen and the Company's own uses are reported as research and development expenses. Also contributing to the increase were staff increases and a corresponding increase in purchases of laboratory supplies, services, recruiting and relocation expenses. The Company anticipates that research and development expenses for each of the remaining quarters of 1997 will continue at amounts higher than the prior year primarily as a result of the research activity under the research collaboration with Biogen.

           Cost of manufacturing contracts for the three month period ended March 31, 1997 includes the costs associated with the manufacturing for Biogen, on a pilot scale, conducted at the Company's research facility in Hopkinton, Massachusetts. The Company anticipates completing current pilot manufacturing for Biogen in the second quarter of 1997. Cost of manufacturing contracts for the three month period ended March 31, 1996 includes the costs associated with the manufacturing for Biogen conducted at the Company's manufacturing facility in Lebanon, New Hampshire. The Company anticipates using the manufacturing facility for the production of OP-1 for Stryker, Biogen and the Company's own uses for a substantial portion of 1997. Costs associated with the production of OP-1 for Stryker, Biogen and the Company's own uses will be reported as research and development expenses.

           General and administrative expenses increased 44% to $1,603,000 for the three month period ended March 31, 1997 from $1,116,000 for the three month period ended March 31, 1996. The increase was due to increases in executive staff and recruiting and relocation costs. The Company anticipates that general and administrative expenses for each of the remaining quarters of 1997 will continue at amounts higher than the prior year.

           Interest expense decreased 5% to $52,000 for the three month period ended March 31, 1997 from $55,000 for the three month period ended March 31, 1996. The decrease was due to the repayment of obligations under capital leases.

           As a result of the foregoing, the Company incurred a net loss of $3,749,000 for the three month period ended March 31, 1997 compared to a net loss of $3,441,000 for the three month period ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

           At March 31, 1997, the Company's principal sources of liquidity consisted of cash and cash equivalents of $22,086,000, marketable securities of $24,061,000 and a $15,000,000 unsecured line of credit from Biogen, as discussed further below.

           The Company increased its investment in property, plant and equipment to $28,879,000 at March 31, 1997 from $28,458,000 at December 31, 1996. The
Company currently plans to spend approximately $4,500,000 in the year ended December 31, 1997 in leasehold improvements, equipment purchases and validation expenses required to obtain FDA approval of the manufacturing facility and to expand the Company's research, development and manufacturing capabilities. In addition, as part of the Manufacturing Contract, Biogen financed the construction of leasehold improvements to the Company's manufacturing facility at an estimated total cost of $2,900,000 and is installing and financing certain equipment with an estimated total cost of $2,400,000 for the Company, as discussed further below.

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

           In December 1996, the Company signed the Biogen Research Agreement to collaborate on the development of the Company's morphogenic protein, OP-1, for the treatment of renal disorders. Under the agreement, the Company granted to Biogen exclusive worldwide rights to manufacture, market and sell OP-1 for the treatment of renal disease. Biogen paid a $10,000,000 license fee in 1996 and made an $18,000,000 equity investment in common stock at a premium over the then-current market price per share. Biogen has guaranteed $10,500,000 in research funding over the next three years, will pay up to an additional $69,000,000 upon the attainment of certain milestones and make available a $15,000,000 line of credit. The Biogen Research Agreement further provides for the payment of royalties to the Company based on product sales. The Company may draw upon the $15,000,000 line of credit over the next three years to fund the research and development of small molecule products based on OP-1. Advances are limited to $5,000,000 per year. Biogen received an exclusive option to obtain an exclusive, worldwide license to OP-1 based small molecule products for the treatment of renal disorders. In the event Biogen exercises its option, Biogen will forgive the lesser of $10,000,000 or the principal amount outstanding under the line of credit. The remaining principal, together with all accrued and unpaid interest is due and payable five years from the date of the first advance and may be repaid, at the Company's option, in either cash, common stock or reduction of royalties due the Company from Biogen.

           In September 1994, the Company signed the three-year Manufacturing Contract with Biogen to produce in the Company's manufacturing facility in Lebanon, New Hampshire several of Biogen's protein-based therapeutic candidates for use in Biogen's clinical trials. The contract covers the period from January 1995 through December 1997. As part of the research collaboration, the two companies agreed to extend the Manufacturing Contract for two years through December 31, 1999, with Biogen having the option, but not the obligation, to use the manufacturing facility for a mutually agreeable number of months in one of the two extension years. To enable the Company to meet its obligations under the Manufacturing Contract, Biogen financed the construction of a 7,000 square foot addition to the present facility for cGMP production using bacterial fermentation at an estimated total cost of $2,900,000. The Company agreed to reimburse Biogen for the construction costs and leasehold improvements at the end of the contract term, including the extension, at an amount equal to Biogen's construction costs less $300,000 and less all accumulated depreciation. The reimbursement to Biogen is estimated to be no more than $2,100,000. Biogen also agreed to lease equipment to the Company for the operation of such portion of the facility and for cGMP production using bacterial fermentation by the Company at an estimated total cost of $2,400,000, as provided in an equipment lease agreement. The Company has the option to purchase the equipment at the end of the extended lease term for an amount equal to its then fair market value or for such other amount as is negotiated by the two parties. Biogen currently plans to complete the installation of the equipment and prepare the bacterial facility for operation in 1997.

           The Company anticipates that its existing capital resources should enable it to maintain its current and planned operations through 1999. The Company expects to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials. The Company's ability to continue funding its planned operations beyond 1999 is dependent upon its ability to generate sufficient cash flow from collaborative arrangements and manufacturing contracts, and in the future, royalties on sales of the Company's products by the Company's collaborative partners, and to obtain additional funds through equity or debt financings, or from other sources of financing, as may be required. The Company is seeking additional collaborative arrangements and also expects to raise funds through one or more financing transactions, as conditions permit. In addition, the Company is investigating the feasibility of raising capital through the sale/leaseback or debt financing of some of its capital assets. Over the longer term, because of the Company's significant long-term capital requirements, the Company intends to raise funds when conditions are favorable, even if it does not have an immediate need for additional capital at such time. If substantial additional funding is not available, the Company's business will be materially and adversely affected.

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

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Not Applicable.


ITEM 2.    CHANGES IN SECURITIES

           In December 1994 and January 1995, the Company isssued warrants to purchase 1,130,000 shares of the Company's common stock. In February and March 1997, the Company issued a total of 159,611 shares of common stock, pursuant to the exercise of such warrants at an exercise price of $2.385 per share, with an aggregate purchase price for such warrant shares of $380,672. The Company issued these securities without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, since no public offering was involved. No underwriters were involved in the offer and sale of the securities.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           Not Applicable.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           Not Applicable.


ITEM 5.    OTHER INFORMATION

           Not Applicable.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibits

         Exhibit
         Number     Description
         ------     -----------

         10.50    Employment Agreement, dated January 13, 1997, between Cheryl
                  K. Lawton and the Registrant.

         10.51    Employment Agreement, dated February 18, 1997, between Steven
                  L. Basta and the Registrant

         27       Financial Data Schedule

(b)        Reports on Form 8-K.

           No reports on Form 8-K were filed during the three month period ended March 31, 1997.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hopkinton, Massachusetts, on May 14, 1997.

                               CREATIVE BIOMOLECULES, INC.



                               By: /s/Wayne E. Mayhew III
                                   ---------------------------------------------
                                      Wayne E. Mayhew III
                                      Vice President and Chief Financial Officer



                               By: /s/Susan B. Blanton
                                   ---------------------------------------------
                                      Susan B. Blanton
                                      Controller

                                  EXHIBIT INDEX


Exhibit
Number   Description
------   -----------

10.50 Employment Agreement, dated January 13, 1997, between Cheryl K. Lawton and the Registrant.

10.51 Employment Agreement, dated February 18, 1997, between Steven L. Basta and the Registrant

27       Financial Data Schedule