Form 10-Q
period 1997-06-30
CREATIVE BIOMOLECULES INC
filed 1997-08-12
CIK 857121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

As of July 31, 1997, the registrant had 33,103,478 shares of common stock outstanding.

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

        Item 1.    Financial Statements

                   Consolidated Balance Sheets - June 30, 1997 and
                       December 31, 1996                                       3

                   Consolidated Statements of Operations for the three
                       months and six months ended June 30, 1997
                       and 1996                                                4

                   Consolidated Statements of Cash Flows for the six
                       months ended June 30, 1997 and 1996                     5

                   Notes to Consolidated Financial Statements                  6


        Item 2.    Management's Discussion and Analysis of
                       Financial Condition and Results of Operations           7


PART II. OTHER INFORMATION

        Item 1.    Legal Proceedings                                          12

        Item 2.    Changes in Securities                                      12

        Item 3.    Defaults Upon Senior Securities                            12

        Item 4.    Submission of Matters to a Vote of Security Holders        12

        Item 5.    Other Information                                          13

        Item 6.    Exhibits and Reports on Form 8-K                           13


SIGNATURES

                   CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                June 30,          December 31,
                                                                  1997                1996
                                                              ------------        ------------
                                                              (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $  9,675,847        $ 38,248,988
  Marketable securities                                         29,054,255          11,826,266
  Accounts receivable                                            3,924,872           1,454,696
  Inventory                                                      1,417,060           1,341,914
  Prepaid expenses and other                                       300,525             208,886
                                                              ------------        ------------
    Total current assets                                        44,372,559          53,080,750
                                                              ------------        ------------

PROPERTY, PLANT AND EQUIPMENT - net                             16,950,780          16,224,376
                                                              ------------        ------------
OTHER ASSETS:
  Note receivable - officer                                        350,000             350,000
  Patents and licensed technology - net                            385,036             401,629
  Deferred patent application costs - net                        3,941,769           3,471,169
  Deposits and other                                               180,352             290,950
                                                              ------------        ------------
    Total other assets                                           4,857,157           4,513,748
                                                              ------------        ------------
TOTAL                                                         $ 66,180,496        $ 73,818,874
                                                              ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Lease obligations - current portion                         $     52,180        $     53,532
  Accounts payable                                               2,529,496           2,830,356
  Accrued liabilities                                              514,147             561,562
  Accrued compensation                                           1,033,214           1,460,856
  Deferred contract revenue                                          6,250                  --
                                                              ------------        ------------
    Total current liabilities                                    4,135,287           4,906,306
                                                              ------------        ------------

LEASE OBLIGATIONS                                                1,626,263           1,651,493
                                                              ------------        ------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000 shares
    authorized, none issued
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 33,090,478 shares and 32,769,553 shares
    issued and outstanding at June 30, 1997 and
    December 31, 1996, respectively                                330,905             327,696
  Additional paid-in capital                                   139,498,441         138,371,802
  Accumulated deficit                                          (79,410,400)        (71,438,423)
                                                              ------------        ------------
    Total stockholders' equity                                  60,418,946          67,261,075
                                                              ------------        ------------
TOTAL                                                         $ 66,180,496        $ 73,818,874
                                                              ============        ============





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                           --------------------------    --------------------------
                                             June 30,       June 30,       June 30,      June 30,
                                               1997           1996          1997            1996
                                           -----------    -----------    -----------    -----------
REVENUE:
  Research and development contracts       $ 3,137,593    $ 1,112,000    $ 5,889,065    $ 2,167,704
  Manufacturing contracts                      161,687      1,713,029        393,926      2,325,094
  License fees                                      --        420,000             --        521,584
  Interest                                     616,951        214,994      1,280,142        465,435
  Other                                             --            141             35         20,141
                                           -----------    -----------    -----------    -----------
    Total revenues                           3,916,231      3,460,164      7,563,168      5,499,958
                                           -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
  Research and development                   6,437,127      3,594,998     12,016,180      7,427,751
  Manufacturing contracts                      112,720      1,350,519        273,758      1,828,051
  General and administrative                 1,536,937        851,065      3,139,853      1,966,638
  Interest                                      52,882         55,455        105,354        110,247
                                           -----------    -----------    -----------    -----------
    Total costs and expenses                 8,139,666      5,852,037     15,535,145     11,332,687
                                           -----------    -----------    -----------    -----------

NET LOSS                                   $(4,223,435)   $(2,391,873)   $(7,971,977)   $(5,832,729)
                                           ===========    ===========    ===========    ===========

NET LOSS PER COMMON SHARE                  $      (.13)   $      (.08)   $      (.24)   $      (.20)
                                           ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER
OF COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING               33,016,188     29,072,074     32,934,903     29,049,580
                                           ===========    ===========    ===========    ===========









SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    SIX MONTHS ENDED
                                                             -------------------------------
                                                               June 30,           June 30,
                                                                 1997               1996
                                                             ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                   $ (7,971,977)       $(5,832,729)
                                                             ------------        -----------
  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
    Depreciation and amortization                               1,037,675          1,192,178
    Consulting expense                                            196,500                 --
    Increase (decrease) in cash from:
       Accounts receivable                                     (2,470,176)         1,457,313
       Inventory and prepaid expenses                            (166,785)          (365,914)
       Accounts payable and accrued liabilities                  (775,917)         1,292,950
       Deferred contract revenue                                    6,250                 --
                                                             ------------        -----------
          Total adjustments                                    (2,172,453)         3,576,527
                                                             ------------        -----------

  Net cash used for operating activities                      (10,144,430)        (2,256,202)
                                                             ------------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                          (21,572,059)        (1,040,313)
  Sales of marketable securities                                4,344,070          8,059,753
  Expenditures for property, plant and equipment               (1,606,163)        (1,224,608)
  Expenditures for patents                                       (611,923)          (483,853)
  Decrease (increase) in deposits and other                       110,598           (478,515)
                                                             ------------        -----------
  Net cash provided by (used for) investing activities        (19,335,477)         4,832,464
                                                             ------------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of equity:
    Common stock - other                                          933,348            500,186
  Repayments of obligations under capital leases                  (26,582)           (25,361)
                                                             ------------        -----------

  Net cash provided by financing activities                       906,766            474,825
                                                             ------------        -----------
NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS                                  (28,573,141)         3,051,087
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 38,248,988         11,917,779
                                                             ------------        -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $  9,675,847        $14,968,866
                                                             ============        ===========






SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. OPINION OF MANAGEMENT - The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. These statements are condensed and do not include all disclosures as required by generally accepted accounting principles. In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company's financial position and the results of operations and cash flows for the periods presented. The financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1996.

Interim results are not necessarily indicative of results for a full year and such results are subject to year-end adjustments and independent audit.

2. EARNINGS PER SHARE - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128 "Earnings per Share" ("SFAS 128") which changes the method of calculating earnings per share ("EPS"). SFAS 128 requires the presentation of "basic" EPS and "diluted" EPS on the face of the income statement. Basic EPS is computed by dividing the net income available to common stockholders by the weighted average shares of common stock. The calculation of diluted EPS is similar to basic EPS except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The statement is effective for financial statements in the fourth quarter of 1997. The Company will adopt SFAS 128 in the fourth quarter of 1997, as early adoption is not permitted, and will restate at that time EPS data for prior periods. If SFAS 128 had been in effect during the current and prior periods, basic EPS and diluted EPS would not have been significantly different than primary EPS reported.

3. STOCK PLANS - The Company granted stock options to non-employee consultants in 1997 and 1996. These options were valued based on the fair value of services received. Total compensation expense recognized in the six month period ended June 30, 1997 was $196,500.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

           To date, most of the Company's revenues have been derived from research and development payments and license fees under agreements with collaborative partners. In 1995 and 1996, a significant portion of the Company's revenues also were derived from contract manufacturing. The Company anticipates that over the next several years its revenues will be derived primarily from agreements with collaborative partners. The Company has been unprofitable since its inception and expects to incur additional operating losses over the next several years.

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

           The Company's manufacturing contracts provide for technical collaboration and manufacturing for third parties at the Company's manufacturing facility in Lebanon, New Hampshire and at the Company's research facility in Hopkinton, Massachusetts. The Company is presently a party to a manufacturing contract with Biogen (the "Manufacturing Contract") to produce several of Biogen's protein-based therapeutic candidates. The companies have agreed that the supply of OP-1 to Biogen pursuant to the Biogen Research Agreement during 1997 will satisfy Biogen's 1997 obligations under the Manufacturing Contract. The companies also agreed to extend the Manufacturing Contract for two years through 1999, with Biogen having the option, but not the obligation, to use the manufacturing facility for a mutually agreeable number of months in one of the two years. Although the Company is seeking additional manufacturing contracts for available cell culture and bacterial fermentation capacity, there can be no assurance that the Company will be able to obtain such contracts on acceptable terms.

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

RESULTS OF OPERATIONS

           THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996. The Company's total revenues for the three and six month periods ended June 30, 1997 were $3,916,000 and $7,563,000, respectively. This compared to total revenues of $3,460,000 and $5,500,000 for the three and six month periods ended June 30, 1996, respectively. Research and development contract revenues increased 182% to $3,138,000 for the three month period ended June 30, 1997 from $1,112,000 for the three month period ended June 30, 1996 and 172% to $5,889,000 for the six month period ended June 30, 1997 from $2,168,000 for the six month period ended June 30, 1996. This increase is primarily a result of research activity under the research collaboration with Biogen. The Company anticipates that research and development contract revenues for each of the remaining quarters of 1997 will continue at amounts higher than the prior year primarily as a result of research activity under the research collaboration with Biogen.

            Manufacturing contract revenues for the three and six month periods ended June 30, 1997 reflect manufacturing for Biogen, under a Service Agreement separate from the Biogen Research Agreement and the Manufacturing Contract, conducted at the Company's research facility in Hopkinton, Massachusetts. The Company completed this manufacturing for Biogen in the second quarter of 1997. Manufacturing contract revenues for the three and six month periods ended June 30, 1996 reflect manufacturing for Biogen, under the Manufacturing Contract, conducted at the Company's manufacturing facility in Lebanon, New Hampshire. The Company anticipates using the manufacturing facility for the production of OP-1 for use by Stryker, Biogen and the Company for a substantial portion of 1997. Therefore, the Company does not anticipate significant contract manufacturing revenues for each of the remaining quarters of 1997.

           License fees and royalties revenues of $420,000 and $522,000 for the three and six month periods ended June 30, 1996, respectively, resulted from licensing patent rights and know-how associated with certain protein technology which is not central to the Company's business.

           Interest revenues increased 187% to $617,000 for the three month period ended June 30, 1997 from $215,000 for the three month period ended June 30, 1996 and 175% to $1,280,000 for the six month period ended June 30, 1997 from $465,000 for the six month period ended June 30, 1996. The increase is due to an increase in average funds available for investment. In December 1996, under the Biogen Research Agreement and a Restricted Stock Purchase Agreement, as discussed further below, Biogen paid to the Company a $10,000,000 license fee and made an $18,000,000 equity investment in the Company's common stock.

           The Company's total costs and expenses, consisting primarily of research and development expenses, were $8,139,000 and $15,535,000 for the three and six month periods ended June 30, 1997, respectively. This compared to total costs and expenses of $5,852,000 and $11,333,000 for the three and six month periods ended June 30, 1996, respectively. Research and development expenses increased 79% to $6,437,000 for the three month period ended June 30, 1997 from $3,595,000 for the three month period ended June 30, 1996 and 62% to $12,016,000 for the six month period ended June 30, 1997 from $7,428,000 for the six month period ended June 30, 1996. The increase in research and development expenses is due to expanded research and development activities including work in preparation for the planned filing of a Pre-Market Approval Application by Stryker for the bone graft substitute product, renal disease therapy research as part of the Biogen collaboration and research into neurological disease therapies and other indications proprietary to the Company. The Company used the manufacturing facility in Lebanon, New Hampshire for the three and six month periods ended June 30, 1997 for the production of OP-1 for use by Stryker, Biogen and the Company. Costs associated with the production of OP-1 for use by Stryker, Biogen and the Company are reported as research and development expenses. Also contributing to the increase were staff increases and a corresponding increase in purchases of laboratory supplies, services, and recruiting and relocation expenses, as well as increased expenditures on academic collaborations and subcontracted research related to technology and product development. The Company anticipates that research and development expenses for each of the remaining quarters of 1997 will continue at amounts higher than the prior year primarily as a result of the expanded research activities under the research collaborations with Stryker and Biogen and the Company's proprietary programs.

           Cost of manufacturing contracts for the three and six month periods ended June 30, 1997 consist of the costs associated with the manufacturing for Biogen, conducted at the Company's research facility in Hopkinton, Massachusetts. Cost of manufacturing contracts for the three and six month periods ended June 30, 1996 includes the costs associated with the manufacturing for Biogen conducted at the Company's manufacturing facility in Lebanon, New Hampshire.

           General and administrative expenses increased 81% to $1,537,000 for the three month period ended June 30, 1997 from $851,000 for the three month period ended June 30, 1996 and 60% to $3,140,000 for the six month period ended June 30, 1997 from $1,967,000 for the six month period ended June 30, 1996. The increase was due to increases in executive staff and recruiting and relocation costs. The Company anticipates that general and administrative expenses for each of the remaining quarters of 1997 will continue at amounts higher than the prior year.

           Interest expense decreased 4% to $53,000 for the three month period ended June 30, 1997 from $55,000 for the three month period ended June 30, 1996 and 5% to $105,000 for the six month period ended June 30, 1997 from $110,000 for the six month period ended June 30, 1996. The decrease was due to the repayment of obligations under capital leases.

           As a result of the foregoing, the Company incurred a net loss of $4,223,000 and $7,972,000 for the three and six month periods ended June 30, 1997, respectively. This compared to a net loss of $2,392,000 and $5,833,000 for the three and six month periods ended June 30, 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

           At June 30, 1997, the Company's principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $38,730,000, and a $15,000,000 unsecured line of credit from Biogen, as discussed further below.

           The Company increased its investment in property, plant and equipment to $30,065,000 at June 30, 1997 from $28,458,000 at December 31, 1996. The
Company currently plans to spend approximately $4,500,000 in the year ended December 31, 1997 in leasehold improvements, equipment purchases and validation expenses required to obtain FDA approval of the manufacturing facility and to expand the Company's research, development and manufacturing capabilities. The Company currently is seeking to secure a capital lease line under which it may finance the purchase of certain equipment, if feasible. In addition, as part of the Manufacturing Contract, Biogen financed the construction of leasehold improvements to the Company's manufacturing facility at an estimated total cost of $2,900,000 and is installing and financing certain equipment with an estimated total cost of $2,400,000 for the Company, as discussed further below.

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

           In December 1996, the Company signed the Biogen Research Agreement to collaborate on the development of the Company's morphogenic protein, OP-1, for the treatment of renal disorders. Under the agreement, the Company granted to Biogen exclusive worldwide rights to manufacture, market and sell OP-1 for the treatment of renal disease. Biogen paid a $10,000,000 license fee in 1996 and made an $18,000,000 equity investment in common stock at a premium over the then-current market price per share. Biogen has guaranteed $10,500,000 in research funding over a three year period ending December 31, 1999, will pay up to an additional $69,000,000 upon the attainment of certain milestones and make available a $15,000,000 line of credit. The Biogen Research Agreement further provides for the payment of royalties to the Company based on product sales. The Company may draw upon the $15,000,000 line of credit over a three year period ending December 31, 1999 to fund the research and development of small molecule products based on OP-1. Advances are limited to $5,000,000 per year. Biogen received an exclusive option to obtain an exclusive, worldwide license to OP-1 based small molecule products for the treatment of renal disorders. In the event Biogen exercises its option, Biogen will forgive the lesser of $10,000,000 or the principal amount outstanding under the line of credit. The remaining principal, together with all accrued and unpaid interest, is due and payable five years from the date of the first advance and may be repaid, at the Company's option, in either cash, common stock or reduction of royalties due the Company from Biogen.

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

           The Company anticipates that its existing capital resources should enable it to maintain its current and planned operations through 1999. The Company expects to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials. The Company's ability to continue funding its planned operations beyond 1999 is dependent upon its ability to generate sufficient cash flow from collaborative arrangements and manufacturing contracts, and in the future, royalties from the sale of the Company's products by the Company's collaborative partners, and to obtain additional funds through equity or debt financings, or from other sources of financing, as may be required. The Company is seeking additional collaborative arrangements and also expects to raise funds through one or more financing transactions, as conditions permit. In addition, the Company is investigating the feasibility of raising capital through the sale/leaseback or debt financing of some of its capital assets. Over the longer term, because of the Company's significant long-term capital requirements, the Company intends to raise funds when conditions are favorable, even if it does not have an immediate need for additional capital at such time. If substantial additional funding is not available, the Company's business will be materially and adversely affected.

CAUTIONARY FACTORS WITH RESPECT TO FORWARD-LOOKING STATEMENTS

           This Form 10-Q contains forward-looking statements which are based on management's current expectations and which involve risks and uncertainties.
The Company's actual results may differ significantly from the results discussed in the forward-looking statements. The Company cautions investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to the following: uncertainty as to the Company's ability to commercialize its products and the timing of any commercialization; the Company's reliance on its lead product candidate and the Company's lack of control over the clinical progress of several applications of its products, which are controlled by the Company's collaborative partners; the Company's reliance on current and prospective collaborative partners to supply funds for research and development and to commercialize its products; intense competition related to the research and development of morphogenic and other proteins for various applications and therapies and the possibility that others may discover or develop, and the Company may not be able to gain rights with respect to, the technology necessary to commercialize its products; the Company's lack of experience in commercial manufacturing and unproven ability to manufacture products on a large scale; the Company's lack of marketing and sales experience and the risk that any products that the Company develops may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that the Company expects to target; uncertainty as to whether there will exist adequate reimbursement for the Company's products from government, private health insurers and other organizations; and uncertainties as to the extent of future government regulation of the Company's business. As a result, the Company's future development efforts involve a high degree of risk.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Not Applicable.


ITEM 2.    CHANGES IN SECURITIES

           In April 1997, the Company issued a total of 3,008 shares of common stock, pursuant to the exercise of a warrant by MMG Conseil at an exercise price of $2.385 per share, with an aggregate purchase price for such warrant shares of $7,174. The Company issued these securities without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, since no public offering was involved. No underwriters were involved in the offer and sale of the securities.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           Not Applicable.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           The Annual Meeting of Stockholders of the Company was held on May 20, 1997. The following actions were voted upon by the stockholders at the Annual Meeting:

           1. The following persons were elected as Directors of the Company and the number of votes cast for and withheld for each nominee for Director is set forth below:


                                                                           Votes
           Name                                             Votes For     Withheld
           ----                                             ---------     --------

           Charles Cohen, Ph.D. (term expiring in 2000)    25,664,699     776,003
           Jeremy Curnock Cook  (term expiring in 2000)    25,659,583     772,119
           Suzanne Denbo Jaffe  (term expiring in 2000)    25,657,147     774,555


           The terms of office of the following persons as Directors of the Company continued after the meeting:

                     Name
                     ----

                     Brian H. Dovey (term expiring in 1998)
                     Arthur J. Hale, M.D. (term expiring in 1998)
                     Michael M. Tarnow (term expiring in 1998)
                     Martyn D. Greenacre (term expiring in 1999)
                     Michael Rosenblatt, M.D. (term expiring in 1999) James R. Tobin (term expiring in 1999)

           2. The stockholders of the Company voted to amend the Company's 1987 Stock Plan (the "1987 Plan") to increase by 1,650,000 shares the aggregate number of shares authorized for issuance under the 1987 Plan and to extend the term of the 1987 Plan through June 30, 1999. The number of votes cast for or against the proposal to amend the 1987 Plan, as well as the number of abstentions and broker non-votes, was as follows: 16,588,131 shares FOR, 3,229,927 shares AGAINST, 35,391 shares ABSTAINED and 6,578,253 shares representing BROKER NON-VOTES.


ITEM 5.    OTHER INFORMATION

           Not Applicable.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibits

           Exhibit
           Number     Description

           10.52      1987 Stock Plan, as amended on May 20, 1997.

           10.53 Fourth Amendment, dated April 10, 1997, to Standard Form Industrial Lease dated October 24, 1988, as amended September 17, 1991, January 28, 1994 and September 20, 1994, by and between the Registrant and WRC Properties, Inc.

           10.54 Third Amendment, dated April 10, 1997, to Standard Form Industrial Lease dated February 25, 1992, as amended February 28, 1994 and September 20, 1994, by and between the Registrant and WRC Properties, Inc.

           10.55 Lease, dated as of June 16, 1997, by and between the Registrant and The Prudential Insurance Company of America.

           27         Financial Data Schedule.

(b)        Reports on Form 8-K.

           No reports on Form 8-K were filed during the three month period ended June 30, 1997.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hopkinton, Massachusetts, on August 11, 1997.

                              CREATIVE BIOMOLECULES, INC.



                              By: /s/ Wayne E. Mayhew III
                                  ---------------------------------------------
                                  Wayne E. Mayhew III
                                  Vice President and Chief Financial Officer



                              By: /s/ Susan B. Blanton
                                  ---------------------------------------------
                                  Susan B. Blanton
                                  Controller

                                  EXHIBIT INDEX


Exhibit
Number     Description
------     -----------

10.52      1987 Stock Plan, as amended on May 20, 1997

10.53 Fourth Amendment, dated April 10, 1997, to Standard Form Industrial Lease dated October 24, 1988, as amended September 17, 1991, January 28, 1994 and September 20, 1994, by and between the Registrant and WRC Properties, Inc.

10.54 Third Amendment, dated April 10, 1997, to Standard Form Industrial Lease dated February 25, 1992, as amended February 28, 1994 and September 20, 1994, by and between the Registrant and WRC Properties, Inc.

10.55 Lease, dated as of June 16, 1997, by and between the Registrant and The Prudential Insurance Company of America.

27         Financial Data Schedule