Form 10-Q
period 1997-09-30
CREATIVE BIOMOLECULES INC
filed 1997-11-12
CIK 857121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

       Registrant's telephone number, including area code: (508) 782-1100

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

As of October 31, 1997, the registrant had 33,326,395 shares of common stock outstanding.

                               TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

      Item  1.    Financial Statements

                  Consolidated Balance Sheets - September 30, 1997 and December 31, 1996               3

                  Consolidated Statements of Operations for the three months and
                       nine months ended September 30, 1997 and 1996                                   4

                  Consolidated Statements of Cash Flows for the nine months ended
                       September 30, 1997 and 1996                                                     5

                  Notes to Consolidated Financial Statements                                           6


      Item  2.    Management's Discussion and Analysis
                       of Financial Condition and Results of Operations                                7


PART II. OTHER INFORMATION

      Item 1.     Legal Proceedings                                                                    12

      Item 2.     Changes in Securities                                                                12

      Item 3.     Defaults Upon Senior Securities                                                      12

      Item 4.     Submission of Matters to a Vote of Security Holders                                  12

      Item 5.     Other Information                                                                    13

      Item 6.     Exhibits and Reports on Form 8-K                                                     13

SIGNATURES

                  CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                                              September 30,                December 31,
                                                                                   1997                        1996
                                                                                   ----                        ----
                                                                               (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                     $ 8,195,661                 $38,248,988
  Marketable securities                                                          27,115,497                  11,826,266
  Accounts receivable                                                             4,290,050                   1,454,696
  Inventory                                                                       1,320,724                   1,341,914
  Prepaid expenses and other                                                        264,893                     208,886
                                                                                -----------                 -----------

    Total current assets                                                         41,186,825                  53,080,750
                                                                                -----------                 -----------

PROPERTY, PLANT AND EQUIPMENT - net                                              16,890,873                  16,224,376
                                                                                -----------                 -----------
OTHER ASSETS:
  Note receivable - officers                                                        273,334                     350,000
  Patents and licensed technology - net                                             359,338                     401,629
  Deferred patent application costs - net                                         4,080,216                   3,471,169
  Deposits and other                                                                177,130                     290,950
                                                                                -----------                 -----------
    Total other assets                                                            4,890,018                   4,513,748
                                                                                -----------                 -----------
TOTAL                                                                           $62,967,716                 $73,818,874
                                                                                ===========                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Lease obligations - current portion                                           $    50,486                 $    53,532
  Accounts payable                                                                1,281,569                   2,830,356
  Accrued liabilities                                                               456,763                     561,562
  Accrued compensation                                                            1,266,906                   1,460,856
  Deferred contract revenue                                                       1,000,000                          --
                                                                                -----------                 -----------
    Total current liabilities                                                     4,055,724                   4,906,306
                                                                                -----------                 -----------
LEASE OBLIGATIONS                                                                 1,614,731                   1,651,493
                                                                                -----------                 -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
  Common stock, $.01 par value, 50,000,000 shares authorized,
    33,182,728 shares and 32,769,553 shares issued and outstanding
    at September 30, 1997 and December 31, 1996, respectively                       331,827                     327,696
  Additional paid-in capital                                                    139,920,206                 138,371,802
  Accumulated deficit                                                           (82,954,772)                (71,438,423)
                                                                                -----------                 -----------
    Total stockholders' equity                                                   57,297,261                  67,261,075
                                                                                -----------                 -----------
TOTAL                                                                           $62,967,716                 $73,818,874
                                                                                ===========                 ===========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      Three Months Ended               Nine Months Ended
                                                                 ----------------------------    -----------------------------
                                                                 September 30,  September 30,    September 30,   September 30,
                                                                      1997           1996            1997           1996
                                                                 -------------  -------------    -------------   -------------

REVENUE:
  Research and development contracts                             $3,762,674     $ 1,766,887  $    9,651,740     $3,934,590
  Manufacturing contracts                                                --       1,888,820         393,926      4,213,914
  License fees                                                           --         101,000              --        622,584
  Interest                                                          555,893         355,406       1,836,035        820,842
  Other                                                                  --           1,758              35         21,900
                                                                 ----------     -----------    ------------    -----------
    Total revenues                                                4,318,567       4,113,871      11,881,736      9,613,830
                                                                 ----------     -----------    ------------    -----------
COSTS AND EXPENSES:
  Research and development                                        6,342,867       3,391,444      18,359,049     10,819,196
  Manufacturing contracts                                                --       1,562,839         273,757      3,390,890
  General and administrative                                      1,467,658       1,041,528       4,607,512      3,009,070
  Interest                                                           52,413          53,771         157,767        163,114
                                                                 ----------     -----------    ------------    -----------
    Total costs and expenses                                      7,862,938       6,049,582      23,398,085     17,382,270
                                                                 ----------     -----------    ------------    -----------
NET LOSS                                                        $(3,544,371)    $(1,935,711)   $(11,516,349)   $(7,768,440)
                                                                ===========     ===========    ============    ===========
NET LOSS PER COMMON SHARE                                       $      (.11)    $      (.06)   $      (.35)    $      (.26)
                                                                ===========     ===========    ===========     ===========
WEIGHTED AVERAGE NUMBER
OF COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING                                    33,110,299      30,932,154     32,993,795      29,681,685
                                                               ============     ===========    ===========     ===========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         Nine Months Ended
                                                                                   -------------------------------
                                                                                   September 30,     September 30,
                                                                                       1997             1996
                                                                                   ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         $(11,516,349)    $ (7,768,440)
                                                                                   ------------     ------------
  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
    Depreciation and amortization                                                     1,692,591        1,800,666
    Consulting expense                                                                  254,350               --
    Increase (decrease) in cash from:
       Accounts receivable                                                           (2,835,354)        (266,936)
       Inventory and prepaid expenses                                                   (34,817)        (203,936)
       Accounts payable and accrued liabilities                                      (1,847,536)       1,243,339
       Deferred contract revenue                                                      1,000,000               --
                                                                                   ------------     ------------
          Total adjustments                                                          (1,770,766)       2,573,133
                                                                                   ------------     ------------

  Net cash used for operating activities                                            (13,287,115)      (5,195,307)
                                                                                   ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                                                (21,572,059)      (7,231,423)
  Sales of marketable securities                                                      6,282,828        9,012,464
  Expenditures for property, plant and equipment                                     (2,037,824)      (2,534,913)
  Expenditures for patents                                                             (888,020)        (790,845)
  Decrease (increase) in note receivable - officers                                      76,666         (350,000)
  Decrease (increase) in deposits and other                                             113,820         (138,276)
                                                                                   ------------       ----------

  Net cash used for investing activities                                            (18,024,589)      (2,032,993)
                                                                                   ------------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of equity:
    Common stock - other                                                              1,298,185          545,904
    Public placement of Common Stock                                                         --       14,000,000
    Cost of raising equity                                                                   --       (1,283,153)
  Repayments of obligations under capital leases                                        (39,808)         (36,111)
                                                                                   ------------     ------------

  Net cash provided by financing activities                                           1,258,377       13,226,640
                                                                                   ------------     ------------
NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS                                                        (30,053,327)       5,998,340
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       38,248,988       11,917,779
                                                                                   ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $  8,195,661     $ 17,916,119
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

3. Stock Plans - The Company granted stock options to non-employee consultants in 1997 and 1996. These options were valued based on the fair value of services received. Total compensation expense recognized in the nine month period ended September 30, 1997 was $254,350.

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

RESULTS OF OPERATIONS

        THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996. The Company's total revenues for the three and nine month periods ended September 30, 1997 were $4,319,000 and $11,882,000, respectively. This compared to total revenues of $4,114,000 and $9,614,000 for the three and nine month periods ended September 30, 1996, respectively. Research and development contract revenues increased 113% to $3,763,000 for the three month period ended September 30, 1997 from $1,767,000 for the three month period ended September 30, 1996 and 145% to $9,652,000 for the nine month period ended September 30, 1997 from $3,935,000 for the nine month period ended September 30, 1996. This increase is primarily a result of research activity under the research collaboration with Biogen. The Company anticipates that research and development contract revenues for the remaining quarter of 1997 will continue at amounts higher than the prior year primarily as a result of research activity under the research collaboration with Biogen.

         Manufacturing contract revenues for the nine month period ended September 30, 1997 reflect manufacturing for Biogen, under a Service Agreement separate from the Biogen Research Agreement and Manufacturing Contract, conducted at the Company's research facility in Hopkinton, Massachusetts. The Company completed this manufacturing for Biogen in the second quarter of 1997. Manufacturing contract revenues for the three and nine month periods ended September 30, 1996 reflect manufacturing for Biogen, under the Manufacturing Contract, conducted at the Company's manufacturing facility in Lebanon, New Hampshire. The Company anticipates using the manufacturing facility for the production of OP-1 for use by Stryker, Biogen and the Company for a substantial portion of 1997. Therefore, the Company does not anticipate significant contract manufacturing revenues for the remaining quarter of 1997.

        License fees and royalties revenues of $101,000 and $623,000 for the three and nine month periods ended September 30, 1996, respectively, resulted from licensing patent rights and know-how associated with certain protein technology which is not central to the Company's business.

        Interest revenues increased 57% to $556,000 for the three month period ended September 30, 1997 from $355,000 for the three month period ended September 30, 1996 and 124% to $1,836,000 for the nine month period ended September 30, 1997 from $821,000 for the nine month period ended September 30, 1996. The increase is due to an increase in average funds available for investment. In December 1996, under the Biogen Research Agreement and a Restricted Stock Purchase Agreement, as discussed further below, Biogen paid to the Company a $10,000,000 license fee and made an $18,000,000 equity investment in the Company's common stock.

        The Company's total costs and expenses, consisting primarily of research and development expenses were $7,863,000 and $23,398,000 for the three and nine month periods ended September 30, 1997, respectively. This compared to total costs and expenses of $6,050,000 and $17,382,000 for the three and nine month periods ended September 30, 1996, respectively. Research and development expenses increased 87% to $6,343,000 for the three month period ended September 30, 1997 from $3,391,000 for the three month period ended September 30, 1996 and 70% to $18,359,000 for the nine month period ended September 30, 1997 from $10,819,000 for the nine month period ended September 30, 1996. The increase in research and development expenses is due to expanded research and development activities including work in preparation for the planned filing of a Pre-Market Approval application by Stryker for the bone graft substitute product, renal disease therapy research as part of the Biogen collaboration and research into neurological disease therapies and other indications proprietary to the Company. The Company used the manufacturing facility in Lebanon, New Hampshire for the three and nine month periods ended September 30, 1997 for the production of OP-1 for use by Stryker, Biogen and the Company. Costs associated with the production of OP-1 for use by Stryker, Biogen and the Company are reported as research and development expenses. Also contributing to the increase were staff increases and a corresponding increase in purchases of laboratory supplies, services, and recruiting and relocation expenses, as well as increased expenditures on academic collaborations and subcontracted research related to technology and product development. The Company anticipates that research and development expenses for the remaining quarter of 1997 will continue at amounts higher than the prior year primarily as a result of the expanded research activities under the research collaborations with Stryker and Biogen and the Company's proprietary programs.

         Cost of manufacturing contracts consist of the costs associated with the manufacturing for Biogen, as discussed under manufacturing contract revenues above.

        General and administrative expenses increased 41% to $1,468,000 for the three month period ended September 30, 1997 from $1,042,000 for the three month period ended September 30, 1996 and 53% to $4,608,000 for the nine month period ended September 30, 1997 from $3,009,000 for the nine month period ended September 30, 1996. The increase was due to increases in executive staff and recruiting and relocation costs. The Company anticipates that general and administrative expenses for the remaining quarter of 1997 will continue at amounts higher than the prior year.

        Interest expense decreased 4% to $52,000 for the three month period ended September 30, 1997 from $54,000 for the three month period ended September 30, 1996 and 3% to $158,000 for the nine month period ended September 30, 1997 from $163,000 for the nine month period ended September 30, 1996. The decrease was due to the repayment of obligations under capital leases.

        As a result of the foregoing, the Company incurred a net loss of $3,544,000 and $11,516,000 for the three and nine month periods ended September 30, 1997, respectively. This compared to a net loss of $1,936,000 and $7,768,000 for the three and nine month periods ended September 30, 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1997, the Company's principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $35,311,000, and a $15,000,000 unsecured line of credit from Biogen, as discussed further below.

        The Company increased its investment in property, plant and equipment to $30,496,000 at September 30, 1997 from $28,458,000 at December 31, 1996. The
Company currently plans to spend approximately $4,500,000 in the year ending December 31, 1997 in leasehold improvements, equipment purchases and validation expenses required to obtain FDA approval of the manufacturing facility and to expand the Company's research, development and manufacturing capabilities. The Company currently is seeking to secure a capital lease line under which it may finance the purchase of certain equipment, if feasible.

        The Company's collaborative agreements with Stryker provide for research payments to the Company and royalty payments to the nonseller from sales of any OP-1 products. The Company also has the exclusive right to supply Stryker's worldwide commercial requirements for OP-1 products for use in orthopedic reconstruction. Under the research portion of the collaboration, the Company supplies OP-1 products to Stryker for clinical trials and other uses and provides clinical support and performs research work pursuant to work plans established periodically by the two companies. The current work plan establishes research objectives and funding through April 1998 at which time the two companies will negotiate whether and to what extent Stryker will continue to provide financial support for research collaborations.

        In December 1996, the Company signed the Biogen Research Agreement to collaborate on the development of the Company's morphogenic protein, OP-1, for the treatment of renal disorders. Under the agreement, the Company granted to Biogen exclusive worldwide rights to manufacture, market and sell OP-1 for the treatment of renal disease. Biogen paid a $10,000,000 license fee in 1996 and made an $18,000,000 equity investment in common stock at a premium over the then-current market price per share. Biogen has guaranteed $10,500,000 in research funding over a three year period ending December 31, 1999, of which $3,000,000 had been recognized through September 30, 1997, will pay up to an additional $69,000,000 upon the attainment of certain milestones and make available a $15,000,000 line of credit. The Biogen Research Agreement further provides for the payment of royalties to the Company based on product sales. The Company may draw upon the $15,000,000 line of credit over a three year period ending December 31, 1999 to fund the research and development of small molecule products based on OP-1. Advances are limited to $5,000,000 per year. Biogen received an exclusive option to obtain an exclusive, worldwide license to OP-1 based small molecule products for the treatment of renal disorders. In the event Biogen exercises its option, Biogen will forgive the lesser of $10,000,000 or the principal amount outstanding under the line of credit. The remaining principal, together with all accrued and unpaid interest, is due and payable five years from the date of the first advance and may be repaid, at the Company's option, in either cash, common stock or reduction of royalties due the Company from Biogen.

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

        Not Applicable


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not Applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not Applicable.


ITEM 5. OTHER INFORMATION

        Not Applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

        Exhibit
        Number   Description
        -------  -----------
        10.56    $350,000 Promissory Note, dated September 6, 1996, from Michael
                 Tarnow to the Registrant.

        27       Financial Data Schedule.

(b)     Reports on Form 8-K.

        No reports on Form 8-K were filed during the three month period ended September 30, 1997.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hopkinton, Massachusetts, on November 13, 1997.

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