Form 10-K405
period 1997-12-31
CREATIVE BIOMOLECULES INC
filed 1998-03-30
CIK 857121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on February 27, 1998 was approximately $234 million, based on the last sale price as reported on The Nasdaq Stock Market.

         As of February 27, 1998, the registrant had 33,475,582 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders. With the exception of the portions of the 1997 Proxy Statement expressly incorporated into this Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS
                                    OVERVIEW

         Creative BioMolecules, Inc. ("Creative BioMolecules" or the "Company") is developing products for the regeneration and restoration of human tissues and organs based on morphogenic proteins identified and characterized by the Company. The Company's lead morphogenic protein, OP-1, has been shown to induce formation or repair of several types of tissues including bone, cartilage, kidney, tooth and brain. For orthopaedic and dental applications of OP-1, the Company's corporate partner is Stryker Corporation ("Stryker"), a leading surgical and medical products company. Stryker has completed a pivotal trial to evaluate the use of an OP-1 device as a bone graft substitute for severe fractures. Stryker is conducting additional clinical trials in orthopaedic applications of OP-1 devices, as well as preclinical studies in cartilage regeneration. The Company's corporate partner in development of renal disease therapies is Biogen, Inc. ("Biogen"), a leading biopharmaceutical company with expertise in development and commercialization of protein therapies. Creative BioMolecules and Biogen are developing OP-1 products to treat acute and chronic renal failure. In addition to the Stryker and Biogen programs, Creative BioMolecules has proprietary programs in place to develop OP-1 product candidates for neurological disorders and osteoporosis.

         The Company has discovered a family of morphogenic proteins that initiate the cascade of cellular events responsible for tissue formation. One member of this family is OP-1, a naturally occurring morphogenic protein produced primarily in the kidney. OP-1 has the capacity to trigger the formation or repair of a variety of tissues by activating cells to respond to their specific environment. The activated cells then differentiate and form the type of tissue dictated by their environment. The Company believes that as a result of such action, OP-1 may be helpful in the treatment of defects and diseases involving a number of different types of human tissues and organs. OP-1 was first isolated and characterized by Creative BioMolecules' scientists and is the subject of issued patents covering the protein itself as well as OP-1 based products for certain applications.

         The Company's agreement with Stryker grants Stryker the exclusive right to develop, market and sell OP-1 based products for use in the repair or replacement of bone and joint tissue ("orthopaedic reconstruction") and for use as dental therapeutics. This agreement provides for the payment of royalties to the Company on such sales, grants the Company the exclusive right to supply Stryker's worldwide commercial requirements for such products and provides for research funding to the Company. The Company's agreement with Biogen grants Biogen the exclusive right to develop, manufacture, market and sell OP-1 based products for use in the treatment of renal disease. This agreement provides for payment of royalties to the Company on such sales and provides for milestone payments and research funding to the Company. The Company has retained commercial rights to OP-1 based products for all indications other than orthopaedic reconstruction, dental therapeutics and kidney disorders. The Company's retained applications include neurological disorders such as stroke and metabolic bone diseases such as osteoporosis.

         ORTHOPAEDIC RECONSTRUCTION AND DENTAL THERAPEUTICS. The availability of a bone graft material which can induce bone formation is important to successful repair in many orthopaedic applications including open fracture reductions of acute or non-healing fractures, spinal fusions, maxillofacial reconstructions, prosthetic fixations and gap filling procedures. Stryker has completed a pivotal study of an OP-1 bone regeneration product designed to induce new bone formation. This trial was conducted in 122 patients with non-union fractures of the tibia, the major bone of the lower leg. The objective of this trial was to demonstrate that treatment with the OP-1 device could repair non-union fractures of the tibia comparably to autograft, a procedure which involves removal of bone from the hip and implanting that bone at the fracture site to induce healing. The results of the trial, presented in March 1998, demonstrated that the OP-1 bone regeneration product had comparable clinical success to the autograft group without the need for a second invasive procedure to harvest autograft bone. Based on the results of the trial, other clinical and preclinical data, and the Company's development of a commercial scale manufacturing process, Stryker is preparing the Pre-Market Approval ("PMA") application for this OP-1 bone regeneration product. The PMA application is Stryker's formal request to the United States Food and Drug Administration ("FDA") for approval to market the product.

         In addition to the pivotal trial in non-union fractures, the Company's corporate partner, Stryker, has initiated clinical studies in other bone graft indications, including a 200 patient clinical trial to evaluate use of the OP-1 device to treat acute fractures. Stryker and the company are also evaluating the possible role of OP-1 in the treatment of cartilage defects.

         The Company and Stryker are also developing an OP-1 product for the treatment of periodontal disease. Based on completed preclinical studies, the Company believes that an OP-1 product may restore the periodontal tissues necessary to maintain tooth attachment when used in conjunction with standard surgical treatments of periodontal disease. Stryker plans to initiate a pilot clinical trial to treat periodontal disease with an OP-1 device in 1998.

         KIDNEY DISORDERS. Acute renal failure involves the rapid loss of kidney function and is associated with a high mortality rate. Chronic renal failure, in contrast, is the slow progressive loss of kidney function ultimately resulting in the need for kidney transplantation or dialysis. The high risk of acute renal failure and the substantial costs associated with dialysis therapy represent areas of significant unmet medical and economic healthcare needs. Creative BioMolecules and its partner, Biogen, are developing OP-1 product candidates to treat both acute and chronic renal failure. The Company believes that there is a substantial commercial opportunity for renal therapies that could delay or eliminate the need for costly dialysis treatments. Preclinical studies have shown that OP-1 administration improves kidney function in animal models of both acute and chronic renal failure.

         NEUROLOGICAL DISORDERS. Creative BioMolecules is developing OP-1 product candidates for use in the treatment of stroke and other neurological disorders. Preclinical studies have shown that OP-1 enhances survival of neurons and can promote the establishment of new neuronal connections which aid recovery from brain injury or disease. In several preclinical studies presented in 1997, the Company demonstrated the ability of OP-1 to improve the recovery rate of motor function in an animal model of stroke.

         OTHER PROGRAMS. In addition to its work with the OP-1 protein, the Company has a program underway to develop small molecules that can stimulate the same regeneration results induced by morphogenic proteins via activation of various steps in the tissue formation cascade. Such small molecule agents may provide appropriate therapies for chronic renal failure, osteoporosis and chronic neurological diseases. The Company is also investigating the role in tissue formation of other related morphogenic proteins in its proprietary portfolio.

         The Company's principal offices are located at 45 South Street, Hopkinton, Massachusetts 01748, and its telephone number is (508) 782-1100. The Company is the successor to a California corporation of the same name organized in 1981. In 1987, the Company completed a corporate reorganization and became a Delaware corporation.


        RISKS ASSOCIATED WITH PRODUCT DEVELOPMENT AND COMMERCIALIZATION

         This Form 10-K contains forward-looking statements which are based on management's current expectations and which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. The Company cautions investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to the following: uncertainty as to timing of and the Company's ability to commercialize its products; the Company's reliance on its lead product candidate and the Company's lack of control over the clinical progress of several applications of its products, which are controlled by the Company's collaborative partners; the Company's reliance on current and prospective collaborative partners to supply funds for research and development and to commercialize its products; intense competition related to the research and development of morphogenic and other proteins for various applications and therapies and the possibility that others may discover or develop, and the Company may not be able to gain rights with respect to, the technology necessary to commercialize its products; the Company's lack of experience in commercial manufacturing and unproven ability to manufacture products on a large scale; the Company's lack of marketing and sales experience and the risk that any products that the Company develops may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that the Company expects to target; uncertainty as to whether there will exist adequate reimbursement for the Company's products from government, private health insurers and other organizations; and uncertainties as to the extent of future government regulation of the Company's business. As a result, the Company's future development and commercialization efforts involve a high degree of risk.

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

         Creative BioMolecules was the first to identify and characterize certain morphogenic proteins that are key regulators of tissue and organ formation in humans. The Company's lead morphogenic protein, OP-1, is a naturally occurring substance produced primarily in the kidney. OP-1's role early in the cascade of events that leads to tissue and organ formation, prior to commitment of a stem cell to a particular cell type, has led the Company to believe that OP-1 is capable of inducing the formation or repair of many different types of tissues. Preclinical studies conducted by the Company have indicated a prominent role for OP-1 in the formation of bone, cartilage, kidney, tooth and brain.

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

                                BUSINESS STRATEGY

         Creative BioMolecules' objective is to lead the discovery and development of therapeutics for tissue regeneration. Key elements of the Company's continuing business strategy include:

         SECURING MARKETING APPROVAL FOR OP-1 IN ORTHOPAEDIC RECONSTRUCTION. The Company is supporting Stryker in obtaining marketing approval of the OP-1 bone regeneration product for use in the United States and foreign markets. The Company has focused its manufacturing, quality control and quality assurance efforts on generating the manufacturing related data for the PMA application to be filed by Stryker, and preparing the Company's manufacturing facility for FDA inspection and approval. Stryker is conducting clinical trials of the OP-1 bone regeneration product and will be responsible for worldwide marketing of this product if approved by regulatory authorities. There can be no assurance that such regulatory approvals will be obtained.

         DEVELOPING OP-1 AS A THERAPY FOR RENAL DISEASE. In late 1996, the Company established a worldwide partnership with Biogen to develop OP-1 as a therapy for acute and chronic renal disease. Preclinical results have demonstrated the promise of this molecule in protecting against kidney damage in acute conditions and in slowing kidney function decline in chronic disease. The Company and Biogen are working closely together in the development of a renal disease therapy based on these findings. The Company is conducting preclinical studies and supplying OP-1 for the initial development stages and Biogen is also conducting preclinical studies with the goal of conducting clinical trials of this therapy.

         GENERATING A BREADTH OF PRODUCT PROGRAMS. The Company has targeted a number of initial indications for its OP-1 products, including the treatment of bone, cartilage, kidney, tooth and brain disorders. The Company believes the potential for expansion of its product pipeline is extensive. In addition, the Company is investigating the role in tissue formation of related morphogenic proteins in its proprietary portfolio.

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

         DEVELOPING A SMALL MOLECULE PROGRAM. The Company believes it may be able to stimulate the same biological response induced by morphogenic proteins via activation of various steps in the cascade of tissue formation with small, orally-active compounds. The Company has been able to develop biochemical and cell-based screens that mimic discrete points within the tissue formation cascade to enable the identification of small molecule candidates. In connection with establishment of a partnership to develop a renal disease therapy, Biogen extended to the Company a $15 million line of credit to fund research in a small molecule discovery program.

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

                    PRODUCT DEVELOPMENT AND RESEARCH PROGRAMS

         The Company is developing therapeutic products based on OP-1 for use in orthopaedic reconstruction, dental therapeutics, kidney disorders, neurological disorders and osteoporosis. The following table sets forth these programs:


                         OP-1 PRODUCTS UNDER DEVELOPMENT

                                                Commercial      U.S. Regulatory
Potential Application                             Rights        Classification(1)    Status(2)
---------------------                           ----------      -----------------    ---------

ORTHOPAEDIC RECONSTRUCTION:                      Stryker             Device
  Non-Union Fractures - Tibia                                                        U.S. Pivotal Trial
                                                                                     Completed
  Non-Union Fractures -- All long bones                                              U.S. Treatment Study
  Other Bone Indications (3)                                                         European and Canadian
                                                                                     Clinical Studies
  Cartilage Regeneration                                                             Preclinical Studies

DENTAL THERAPEUTICS:                             Stryker             Device
  Periodontal Disease                                                                Pilot Clinical Trial
                                                                                     to be Initiated in 1998
  Dentin Regeneration                                                                Pilot Clinical Trial
                                                                                     Completed

KIDNEY DISORDERS:                                 Biogen            Biologic
  Acute Renal Failure                                                                Preclinical Studies
  Chronic Renal Failure                                                              Preclinical Studies

NEUROLOGICAL DISORDERS:                          Company            Biologic
  Stroke                                                                             Preclinical Studies
  Other Neurological Disorders                                                       Preclinical Studies

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

(2) "Pivotal Clinical Trials" are investigations conducted under an Investigational Device Exemption ("IDE"), intended to be used as the primary supporting documentation for regulatory approval of a new medical device. "Treatment Study" denotes an open label study pursuant to a supplement to an IDE. "European Clinical Studies" are physician sponsored feasibility investigations conducted among a small number of patients. "Pilot Clinical Trials" are feasibility investigations conducted under an IDE, that are intended to assess the initial safety and/or efficacy of a new medical device. "Preclinical Studies" denotes the collection and analysis of data from multiple studies in animals relating to toxicity and/or efficacy in preparation for an Investigational New Drug ("IND") or IDE application filing. "Research" denotes all investigative activities with respect to product candidates prior to initiation of Preclinical Studies. See "- Regulatory Issues."

(3) Stryker has indicated that it has initiated clinical studies for multiple orthopaedic reconstruction applications of OP-1.

ORTHOPAEDIC RECONSTRUCTION PROGRAMS

         Creative BioMolecules believes there is a significant commercial opportunity for the use of OP-1 products to regenerate bone and cartilage tissue in orthopaedic reconstruction. The number of procedures for which the Company believes an OP-1 bone regeneration product could have been utilized exceeded 1.6 million in 1995 in the United States. These procedures included non-healing fractures (170,000), open fracture reductions (440,000), spinal fusions (200,000), maxillofacial reconstructions (220,000), prosthetic fixations (540,000), and gap fillings (30,000). In addition, in 1995 there were 570,000 cartilage-related injuries in the United States. For orthopaedic reconstruction applications, the Company's corporate partner is Stryker, a leader in surgical and medical products for orthopaedic reconstruction.

         The Company has also licensed to Stryker rights to OP-1 therapies for dental and periodontal repair.

         Pursuant to its agreement with Stryker, the Company receives funding to support research and development in orthopaedic reconstruction and dental therapeutics, has an exclusive right to supply OP-1 bone and cartilage regeneration products for Stryker's applications, and upon marketing, will also receive royalties on any sales of such OP-1 bone and cartilage regeneration products. See "- Collaborative and Licensing Agreements - Stryker Corporation."

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

         Stryker has completed a pivotal clinical trial under an IDE to evaluate the use of an OP-1 bone regeneration product as a bone graft substitute. The randomized prospective study included 122 patients at 18 different centers throughout the United States. Patients included in the study had tibial non-union fractures for at least nine months following initial injury without demonstrating progress toward union for the previous three months. These fractures are usually caused by high-energy trauma, do not heal well, and generally require repeated surgical interventions. The study was designed to evaluate whether treatment with the OP-1 bone regeneration product is equivalent to autograft, the current standard of treatment. The OP-1 bone regeneration product used in this study consisted of a paste-like formulation that was applied locally at the site of injury.

         The results of the trial, presented in March 1998 at the American Academy of Orthopaedic Surgeons, demonstrated that the OP-1 bone regeneration product had comparable clinical success to the autograft group without the need for a second invasive procedure to harvest autograft bone from the hip. Based on the results of the trial, other clinical and preclinical data, and the Company's development of a commercial scale manufacturing process, Stryker is preparing the PMA application for this OP-1 bone regeneration product.

         The analysis of the data in this trial showed statistical equivalence between OP-1 and autograft with respect to the clinically important areas of weight-bearing and pain, and that there were comparable rates of re-operation for the two groups of patients. Eleven of the 61 autograft patients and ten of the 61 OP-1 patients have required re-operation to date. There was a significant reduction in blood loss for the OP-1 patients as compared to the autograft patients and the use of OP-1 eliminated other complications associated with the harvest of autograft. Radiographic evidence of healing did not meet the predicted target for either group and was approximately 10% higher for the autograft group during the long-term follow-up period. The Company and Stryker believe that the clinical evidence of weight-bearing, pain and re-operation rates demonstrates comparable overall clinical outcomes with autograft and the OP-1 bone regeneration device.

         In October 1995, the FDA approved a supplemental treatment arm (an "Open-Label Trial") of the pivotal trial, allowing Stryker to expand the study to test the OP-1 bone regeneration product for the treatment of all long bone non-union fractures. Stryker has completed accruing patients in this Open-Label Trial.

         In addition to the U.S. pivotal trial and its supplemental treatment arm, Stryker recently initiated a clinical study in Canada to evaluate the use of the OP-1 bone regeneration product for the treatment of acute fractures. Stryker has also initiated clinical studies in several European countries under physician sponsorship. Stryker is expected to initiate further clinical testing of OP-1 bone regeneration products in a number of countries for an increasing array of orthopaedic reconstruction indications. The Company believes that Stryker's goal is to market OP-1 bone regeneration products for a number of orthopaedic reconstruction indications in major markets around the world.

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

         Current techniques to repair cartilage damage are limited. Arthroscopic surgery is used to relieve pain and lessen the chance of further tissue damage but cannot repair defects or stop degeneration. Many patients need to undergo more than one treatment and often never achieve lasting pain relief. Another procedure has been used to treat patients with articular cartilage defects in the knee. In this procedure, a small portion of the patient's healthy knee cartilage tissue is surgically removed. The cells within the extracted tissue sample are multiplied over several weeks using cell culture techniques and then those cells are reimplanted in the patient's knee. This process is costly, time consuming and involves several surgical procedures at different times.

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

KIDNEY DISORDERS

         Kidney disorders, particularly various types of renal failure, are a large and growing health care problem. Billions of dollars are spent annually in the United States on the treatment of renal failure patients. Despite these expenditures, mortality rates remain high and quality of life low. Recent research has indicated that kidneys which recover from acute renal failure may be doing so by repeating some of those morphogenic processes that were initially involved in kidney development. Studies conducted by the Company's scientists and its collaborators have shown that OP-1 is a key morphogenic signal that initiates kidney formation at the earliest stages of kidney development. The Company's corporate partner in development of a renal disease therapy is Biogen, a leading biopharmaceutical company with expertise in development and commercialization of protein based therapeutics. Creative BioMolecules and its partner, Biogen, are developing an OP-1 product to moderate or halt the progression of renal failure. See "- Collaborative and Licensing Agreements - Biogen, Inc."

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

         The Company and Biogen have initiated a series of studies to investigate the potential of OP-1 to moderate the progression of chronic renal failure. Results indicate that systemic administration of OP-1 can retard the progressive loss of kidney function in an animal model of chronic renal failure. The Company and Biogen are conducting additional preclinical studies with the goal of initiating human clinical investigation of an OP-1 product for the treatment of chronic renal failure.

DENTAL THERAPEUTICS

         Dental medicine has few therapeutics to treat the hard and soft tissues which comprise the tooth and its associated attachment structures. Creative BioMolecules, in partnership with Stryker, is developing regenerative therapies to treat these tissues. The primary current focus of the dental therapeutics research is on development of an OP-1 device for periodontal tissue repair.

         PERIODONTAL TISSUE REPAIR. Periodontal disease is a bacterially induced inflammatory disorder that results in the progressive destruction of the periodontal tissues that hold teeth in place. Reliable and effective restoration of periodontal tissue damaged or lost as a result of periodontal disease is not possible with current therapies. The Company estimates based on data from the most recent American Dental Association Survey of Services Rendered ("ADA Survey") that in 1995 approximately four million patients underwent periodontal surgery in the United States for severe periodontal disease. The Company believes that most of these procedures would have been candidates for treatment with an OP-1 periodontal product. Stryker plans to initiate a pilot clinical trial to treat periodontal disease with an OP-1 device in 1998.

         DENTIN REGENERATION. Dentin is a hard, mineralized tissue that lies immediately beneath the enamel of the tooth, surrounding the dental pulp which contains the tooth's nerve and blood vessels. Dentin acts as a protective layer to the dental pulp. A pulp exposure occurs when a defect in the tooth penetrates through the enamel and dentin into the pulp chamber. Completed pilot clinical trials showed encouraging evidence of dentin formation upon treatment with an OP-1 product. The trials were conducted under an IDE and involved placement of an OP-1 product onto an exposed pulp which was then sealed with standard dental filling material.

NEUROLOGICAL DISORDERS

         A number of neurological disorders, including stroke, Parkinson's Disease, brain trauma, Alzheimer's Disease, and Amyotrophic Lateral Sclerosis (Lou Gehrig's Disease), are characterized by the acute or progressive death of neurons. A major advance in neuroscience was the discovery of naturally occurring proteins that promote the survival of neurons. It is generally believed that application of such proteins to neurons could slow or halt neuronal degeneration and hence slow disease progression. Studies conducted by Creative BioMolecules and its academic collaborators have indicated that OP-1 can promote neuron survival. Addition of OP-1 to neurons in culture also produces a specific effect of enhanced dendrite formation on those neurons. Based on these effects, the Company has initiated preclinical investigation of OP-1 as a treatment for certain neurological disorders.

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

         Recent research by Creative BioMolecules' academic collaborators has indicated that OP-1 can promote the development of dendrites on neurons and thereby enhance the ability of neurons to establish connections with adjacent neurons. The Company therefore believes that treatment with OP-1 has the potential to enhance recovery after brain injury caused by stroke. In preclinical studies in an animal model of stroke conducted by one of the Company's collaborators, OP-1 treated animals showed a statistically significant improvement in the recovery of motor skills compared to untreated animals. Creative BioMolecules is continuing these studies with the goal of initiating human clinical investigation of OP-1 as a treatment to enhance recovery from stroke.

OSTEOPOROSIS

         Creative BioMolecules is engaged in a research program to develop therapeutic products for use in osteoporosis and other metabolic bone diseases. Osteoporosis is a term used to describe a variety of disorders that are characterized by a reduction in the mass of bone per unit volume. Current therapies for osteoporosis are thought to work by inhibiting further loss of bone tissue rather than stimulating the formation of new bone. The Company believes that treatments that would stimulate bone formation may provide therapeutic advantages in some osteoporosis patients. The Company believes an OP-1 product, or a small molecule that triggers OP-1 production or mimics its action, may cause the body to rebuild the bone mass lost to osteoporosis or other metabolic bone diseases.

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

                     COLLABORATIVE AND LICENSING AGREEMENTS

         STRYKER CORPORATION. Creative BioMolecules entered into a collaboration with Stryker in 1985 to identify and develop bone-inducing proteins. OP-1 was first isolated and characterized by the Company's scientists through research funded by Stryker. The Company will receive royalty payments based on Stryker's worldwide commercial sales of OP-1 products for use in orthopaedic reconstruction and dental therapeutics, and manufacturing revenue for supply of Stryker's product requirements for such sales. The Company is currently supplying OP-1 bone regeneration products to Stryker for use in clinical trials as part of the research program. The Company is conducting research on additional indications for OP-1 in orthopaedic reconstruction including cartilage regeneration. In 1996, the Company and Stryker extended their collaboration to include dental therapeutics incorporating OP-1. The Company's agreement with Stryker provides for research funding to the Company for this work. The current work plan establishes research objectives and funding through April 30, 1998 at which time the two companies will negotiate whether and to what extent Stryker will continue to provide financial support for research collaborations.

         Stryker has exclusive rights to develop, market and sell products incorporating bone and cartilage-inducing proteins developed under the research program, including OP-1, for use in the field of orthopaedic reconstruction and dental therapeutics. The Company has also agreed not to undertake research to develop bone and cartilage-inducing proteins for use in orthopaedic reconstruction and dental therapeutics, on its own behalf or for third parties, for five years after conclusion of the research program. The Company has the exclusive and irrevocable right to develop, market and sell products incorporating morphogenic proteins developed under the research program, including OP-1, for all uses and applications other than orthopaedic and dental reconstruction such as renal failure, neurological diseases, metabolic bone disorders, and others. Both the Company and Stryker have the right to grant licenses to third parties in their respective fields, and each is obligated to pay royalties to the other on its sales of such products and to share royalties received from licensees. The Company has been responsible for preclinical studies of OP-1 products, and Stryker and the Company are each responsible for clinical studies in their respective fields. The Company has the exclusive right to supply OP-1 products to Stryker for worldwide commercial sales in the field of orthopaedic and dental reconstruction. See "-Patents and Proprietary Rights."

         BIOGEN, INC. In December 1996, the Company entered into a Research Collaboration and License Agreement with Biogen to collaborate on the development of novel therapeutics based on OP-1 for the treatment of renal disorders. The initial focus of the collaboration is on advancing the development of OP-1 for the treatment of acute and chronic renal failure. Under the agreement, the Company granted to Biogen exclusive worldwide rights to manufacture, market and sell OP-1 and OP-1 products developed through the collaboration for the treatment of renal disease. Biogen paid the Company a $10,000,000 license fee in 1996 and made an $18,000,000 equity investment in the Company. These financial transactions were recorded in the quarter ended December 31, 1996. In addition, the agreement provides for $10,500,000 in research funding over a three year period ending December 31, 1999. Biogen also will pay up to an additional $69,000,000 upon the attainment of certain milestones, and will make available a $15,000,000 line of credit. The agreement further provides for the payment of royalties to the Company based on product sales.

         The Company may draw upon the $15,000,000 line of credit over a three year period ending December 31, 1999 to fund the research and development of small molecule products based on OP-1. Biogen has an option to obtain an exclusive, worldwide license to OP-1 protein small molecule products for the treatment of renal disorders. In the event Biogen exercises its option, Biogen will forgive the lesser of $10,000,000 or the principal amount outstanding under the line of credit. The remaining principle, together with all accrued and unpaid interest, is due and payable five years from the date of the first advance and may be repaid, at the Company's option, in either cash, common stock or reduction of royalties due the Company from Biogen.

         In September 1994, the Company signed a three year manufacturing contract with Biogen to produce in the Company's manufacturing facility in Lebanon, New Hampshire several of Biogen's protein-based therapeutic candidates for use in Biogen's clinical trials. The contract covered the period from January 1995 through December 1997. As part of the research collaboration, the two companies agreed to extend the manufacturing contract for two years through December 31, 1999, with Biogen having the option, but not the obligation, to use the manufacturing facility for a mutually agreeable number of months in one of the two extension years. To enable the Company to meet its obligations under the manufacturing contract, Biogen financed the construction of a 7,000 square foot addition to the present facility for production under current Good Manufacturing Practices as mandated by the FDA ("cGMP") using bacterial fermentation at an estimated total cost of $2,900,000. The Company agreed to reimburse Biogen for the construction costs and leasehold improvements at the end of the contract term, including the extension, at an amount equal to Biogen's construction costs less $300,000 and less all accumulated depreciation. The reimbursement to Biogen is estimated to be no more than $2,100,000. Biogen also agreed to lease equipment to the Company for the operation of such portion of the facility and for cGMP production using bacterial fermentation by the Company at an estimated total cost of $2,400,000, as provided in an equipment lease agreement. The Company has the option to purchase the equipment at the end of the extended lease term for an amount equal to its then fair market value or for such other amount as is negotiated by the two parties.

         GENETICS INSTITUTE. In July 1996 Creative BioMolecules, Stryker and Genetics Institute, Inc., now a wholly-owned subsidiary of American Home Products, ("Genetics Institute") cross-licensed their worldwide patent rights, royalty-free, in the bone morphogenetic/osteogenic protein family. The agreement allows the companies to commercialize their respective lead compounds, which are now in clinical trials for bone repair and regeneration, free of the risk of patent litigation among the parties. Under the agreement, which covers both issued patents and pending patent applications, Creative BioMolecules and Stryker have exclusive rights to OP-1, their lead compound under both their own and Genetics Institute's patents. Genetics Institute and Yamanouchi Pharmaceutical Company, Ltd., its partner in the worldwide development of Genetics Institute's bone growth factors, have exclusive rights to BMP-2, their lead compound under both their own and Creative BioMolecules/Stryker patents. In addition, the companies have granted each other royalty-free, non-exclusive cross-licenses to patents and patent applications covering certain other related morphogenic proteins.

         ACADEMIC COLLABORATIONS. The Company has relationships with a number of academic investigators which are focused on testing morphogenic proteins in tissue regeneration and restoration applications. In its collaborations, the Company seeks to expand the scientific knowledge concerning tissue formation as well as the activities and characteristics of various proteins under development by the Company. The academic collaborators are not employees of Creative BioMolecules. Hence, the Company has limited control over their activities and limited amounts of their time are dedicated to the Company's projects. The Company's collaborators may have relationships with other commercial entities, some of which compete with the Company. Although the precise nature of each relationship varies, the collaborators and their primary affiliated institutions generally sign agreements that provide for confidentiality of the Company's proprietary technology and results of studies. The Company seeks to obtain exclusive rights to license developments that may result from these studies.

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

                                  MANUFACTURING

         The Company has significant manufacturing experience in the scale-up and production of recombinant proteins, including its own OP-1 protein. This manufacturing experience prepares the Company to move forward with its OP-1 product programs. The Company has produced a number of protein candidates by bacterial fermentation as well as by mammalian cell culture techniques in the laboratory. The Company has scaled-up both of these production processes and has produced clinical grade recombinant proteins using each of them. In March 1993, the Company acquired a 47,000 square foot manufacturing facility in Lebanon, New Hampshire from Verax Corporation ("Verax") to scale-up the production of its proteins. The facility was designed to enable production for clinical research and commercial use in accordance with cGMPs.

         In September 1994, the Company signed a three year manufacturing contract with Biogen to produce several of Biogen's protein-based therapeutic candidates for Biogen's use in its clinical trials. To enable the Company to meet its obligations under the manufacturing contract, Biogen financed the construction of a 7,000 square foot addition to the facility in Lebanon, New Hampshire, to use large scale bacterial fermentation equipment and agreed to lease equipment to the Company for the operation of such portion of the facility. See "- Collaborative and Licensing Agreements - Biogen, Inc." The Company believes that the acquisition and expansion of this manufacturing facility will significantly enhance its ability to produce qualified products for clinical trials and commercialization of OP-1.

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

         A number of companies are engaged in the research and development of morphogenic proteins for the repair of bone and cartilage. The Company is aware that Genetics Institute, acquired in 1997 by American Home Products, and its collaborative partners are pursuing the development of bone morphogenetic proteins and have initiated human clinical trials of a recombinant bone morphogenetic protein for the repair of orthopaedic and other skeletal defects. Genetics Institute has entered into relationships with Yamanouchi

Pharmaceuticals Co., Ltd. and Sofamor Danek Group, Inc. covering development and marketing of bone morphogenetic proteins. Other companies may attempt to develop products incorporating proteins purified from bone, which may include bone morphogenetic proteins, for orthopaedic applications. In addition, the Company believes that a number of biopharmaceutical companies are developing other recombinant human proteins, primarily growth factors, for use in the repair of bone and cartilage defects and in other indications. A number of other companies are pursuing traditional therapies, including autografts, allografts and electrical stimulation devices, as well as cell therapies for the repair of bone and cartilage defects that may compete with the Company's products.

         The Company's potential products for dental indications through its collaboration with Stryker will compete primarily with traditional therapies. The Company is aware that Genetics Institute is pursuing the development of bone morphogenetic proteins for the repair of periodontal tissue.

         The Company is aware of several biotechnology companies that are developing recombinant protein based products for the treatment of renal and neurological disorders. In the field of renal failure two different products are being evaluated in human clinical studies for acute renal failure and one of those products is also being evaluated preclinically for chronic renal failure. Creative BioMolecules is not aware of any companies developing morphogenic protein based products for either acute or chronic renal failure. In the field of neurological disorders, particularly in the area of recovery from stroke, there are several companies engaged in preclinical and clinical studies with recombinant protein based and more traditional small molecule products.

         A number of biotechnology and pharmaceutical companies are pursuing the development of other recombinant growth factors and hormones for the treatment of osteoporosis. The Company believes that only a limited number of companies are seeking to develop morphogenic proteins for the treatment of osteoporosis. However, many major pharmaceutical companies are pursuing the development of traditional drug therapies for the treatment of osteoporosis. Certain therapies approved or in development for osteoporosis have demonstrated efficacy at slowing the loss of bone mineral density and improving clinical outcomes for patients. Such therapies provide alternatives to the treatment of osteoporosis that would compete with any osteoporosis products developed by the company.

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

                         PATENTS AND PROPRIETARY RIGHTS

         Creative BioMolecules pursues a policy of obtaining patent protection for patentable subject matter in its proprietary technology. As of March 14, 1998, the Company owned or had rights to 55 issued patents and

87 pending patent applications in the United States. The Company also owned or had rights to 51 issued foreign patents and 143 foreign patent applications pending in Australia, Canada, Europe, Japan and certain other countries.

         Many of these applications were filed through the Patent Cooperation Treaty and the European Patent Office seeking to preserve for the Company the right to file applications in various countries. Certain patents and patent applications relating to morphogenic proteins, including OP-1, are owned by Stryker and have been licensed exclusively to the Company for use in all indications other than orthopaedic reconstruction. See "- Collaborative and Licensing Agreements - Stryker Corporation." Certain other patents and patent applications are owned jointly with other collaborators. There can be no assurance, however, that any such patent applications will issue as patents, or that any patent now issued, or to be issued, will provide a preferred position with respect to the technology or products it covers.

         MORPHOGENIC PROTEIN TECHNOLOGY. Within the Company's patent estate, the Company owns or has rights to 30 issued U.S. patents, 30 granted foreign patents, 72 U.S. pending applications and 114 pending foreign applications. Of these, 20 U.S. patents, 21 foreign patents, 18 U.S. pending applications and 37 foreign applications pertain to composition of matter; 5 U.S. patents, 1 U.S. pending application, and 8 foreign applications pertain to methods of production; 1 U.S. patent, 1 foreign patent, 18 U.S. applications and 31 foreign applications pertain to the Company's small molecule program and 4 U.S. patents, 8 foreign patents, 35 U.S. pending applications and 38 foreign applications pertain to particular tissue applications, including renal, neural, bone, liver, periodontal, dentin, gastrointestinal tract and immune cell-mediated tissue applications.

         On July 15, 1996, Creative BioMolecules, Stryker and Genetics Institute entered into a cross-license agreement in which the parties granted world-wide, royalty-free, cross licenses to each other in the bone morphogenetic/osteogenetic protein family (see "- Collaborative and Licensing Agreements - Genetics Institute"). This cross-license, covering both issued patents and pending applications in the field of bone morphogenic proteins, eliminates the risk of patent litigation between the parties relating to the Companys individual and joint efforts with Stryker to commercialize OP-1.

         OTHER TECHNOLOGY. Within the Company's patent estate, the Company owns or has rights to 8 U.S. patents, 6 foreign patents, 8 U.S. applications and 17 foreign applications related to its BABS(TM) and interdomain linker technology. The Company also has patents issued in the United States and certain foreign countries, and applications pending in the United States and certain foreign countries on compositions of matter, methods of use and methods of production relating to other proprietary technology.

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

         On November 21, 1997, the FDA Modernization Act of 1997 ("FDAMA") was enacted into law. In addition to reauthorizing the collection of user fees for prescription drugs, FDAMA changed the FD&C Act in numerous ways. Because some provisions of FDAMA require the FDA to develop further regulations, or are unclear, it is not possible for the Company to predict the overall effect of FDAMA on the Company or its potential competitors.

         PHARMACEUTICAL AND BIOLOGICAL PRODUCTS. The Company expects that certain of its potential products will be regulated by the FDA as pharmaceuticals or biologicals. The regulatory approval of pharmaceutical and biological products in the United States intended for therapeutic use in humans involves many steps. The initial phase of the FDA approval process involves preclinical testing to demonstrate that the product would not be an unreasonable hazard in clinical studies with human subjects. Preclinical tests must typically meet the FDA's good laboratory practices regulations if they are to be used for the purpose of an application to the agency. Upon completion of preclinical testing, an IND application must be filed with the FDA. The application includes
(i) information on the composition of the product including pharmacology and toxicology, (ii) chemistry, manufacturing, and control information, (iii) results of all the preclinical safety and efficacy investigations including in vivo and in vitro studies, (iv) information on any previous human experience with the product, (v) a clinical design and protocol, (vi) information on the investigators, (vii) the necessary agreements among parties involved in the testing and (viii) approval of an Institutional Review Board at the center(s) conducting the study or studies. If the application has not been denied or if additional information has not been requested by the FDA within 30 days of filing, the applicant may then begin clinical studies.

         Clinical testing usually occurs in three phases to demonstrate safety and efficacy of the product. Phase I clinical trials consist of testing for the safety and tolerance of the product with a small group of subjects and may also yield preliminary information about the efficacy and dosage levels of the product. Phase II clinical trials involve testing for efficacy, determination of optimal dosage and identification of possible side effects in a larger patient group. Phase III clinical trials consist of additional testing for efficacy and safety with an expanded patient group. Currently, FDA requires the filing of new information for each distinct clinical study. After product approval, FDA may request or require an additional phase (Phase IV) of clinical studies to provide additional information on safety and efficacy.

         Upon successful completion of Phase III testing, either a New Drug Application ("NDA") or Biologics License Application ("BLA") can be filed, depending upon whether the product is designated as a drug or a biological, respectively. The FDA normally requires at least two adequate and well-controlled clinical trials for product approval. All approval types require a detailed review of all data collected from clinical studies, the composition of the drug or biological, non-clinical pharmacology and toxicology data, environmental impact data, human pharmacokinetics and bioavailability data, patent information, certain case report data and forms, the labeling that will be used, information on chemistry, manufacturing, and controls, and samples of the product. After the FDA completes its review of the application, the product is typically reviewed by a panel of medical experts, and the applicant is required to answer questions on its safety and efficacy. The FDA considers the recommendation of the panel, and may in its own discretion approve an NDA or BLA. If so approved, the product may then be marketed.

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

         The clinical testing of a device may consist of a preliminary feasibility study leading to a much larger pivotal safety and effectiveness study, or it may consist of only one or more larger pivotal safety and effectiveness studies. Upon successful completion of the clinical testing and compilation of the data, a PMA application can be filed. This application consists of (i) indications for use, (ii) product description, (iii) discussion of alternatives to use of the device, (iv) marketing history (worldwide), (v) review of clinical studies and results, (vi) methods, facilities and controls (as in an IDE), (vii) non-clinical data, (viii) if only one clinical study is used, a justification of that approach, (ix) identification and bibliography of any information relevant to the safety and effectiveness of the device, (x) product samples, (xi) product labeling and (xii) certain environmental information. The FDA is required to respond to the PMA submission within 180 days, although the FDA may not adhere to this schedule and further review may take additional time. After the FDA completes its review of the application, the product is typically reviewed by a panel of medical experts, and the applicant is required to answer questions on its safety and effectiveness. At the recommendation of the panel, a PMA may be granted, and the product may then be marketed.

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

         FDAMA codifies many of the FDA's previous treatment IND regulations. In addition, it creates new authority for expanded access to investigational therapies for serious diseases, if the request is performed through a physician, the product shows sufficient evidence of safety and efficacy, and provision of the product would not interfere with ongoing clinical research.

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

         In addition to existing FDA regulations, FDAMA added new "fast track" authority allowing FDA to expedite the approval of drugs for serious or life-threatening conditions. Requirements for fast track drugs are similar to those for accelerated approving, including FDA authority to require post-clinical studies, presubmission of promotional materials, and enhanced NDA withdrawal authority.

         USER FEES. FDAMA amended existing laws to continue FDA authorization to charge user fees for prescription drug products. The purpose of the user fee provisions of FDAMA is to reduce the time that FDA takes to act on completed applications. Under an informal letter arrangement, FDA has committed to act on priority applications within 6 months, regular applications within 12 months (reducing to 10 months over the next 5 years), manufacturing supplements within 6 months (reducing to 4 months over the next 5 years), and resubmissions with relatively minor new information within 6 months (reducing to 2 months over the next 5 years). The user fee provisions of FDAMA contemplate that the fees will be used to fund additional resources at FDA to enable it to meet these informal review deadlines. However, the law itself does not impose an affirmative obligation on FDA to meet these deadlines or any overall approval goals. Some companies may receive an exemption from users fees, either because they qualify as small businesses, because their products are used for rare diseases or conditions, or because they meet other technical exceptions contained in the law. FDAMA continues FDA authority to grant waivers to protect the public health, if fees would exceed costs, on equitable grounds, or for small businesses. Because FDAMA changed the existing waiver provisions of the previous user fee law, it is not clear whether existing FDA draft guidances on waiver criteria apply or will have to be redrafted. The Company may seek exceptions or waivers for its products as appropriate, although given the current uncertainty of the law there can be no assurance such exceptions or waivers will be granted. At present, the user fee provisions of the FD&C Act, as modified by FDAMA, do not apply to medical devices.

         FACILITIES INSPECTION. In addition to product approval prior to marketing, the Company must also obtain FDA approval of the facility in which its products will be manufactured. In the case of a pharmaceutical or a device, the Company must be in compliance with cGMP requirements; inspection of the Company's facilities to determine such compliance would be conducted as part of the overall NDA, BLA, or PMA approval. Since any NDA, BLA or PMA approved by the FDA is both site and process specific, any material change by the Company in its manufacturing process, equipment or location would necessitate additional FDA review and approval. Recently, the FDA promulgated new regulations concerning cGMPs for medical devices. These new regulations include elements drawn from existing international standards and a new emphasis on design of medical devices (in addition to the existing focus on manufacturing). Until these new regulations are better understood by industry, compliance with medical device cGMPs may prove more difficult than in the past, and may require the use of additional resources or even the redesign of some existing devices or facilities.

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

                                    EMPLOYEES

         As of February 27, 1998, the Company had 212 full-time employees, 32 of whom hold Ph.D., D.V.M., or M.D. degrees. The Company considers its relations with its employees to be good and has experienced a low rate of employee turnover. None of the Company's employees is covered by a collective bargaining agreement. The Company has entered into confidentiality agreements with all of its employees.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company currently leases an aggregate of 69,000 square feet in two facilities in Hopkinton, Massachusetts. The location is approximately 30 miles west of Cambridge and Boston and 20 miles east of Worcester, all of which are major research centers in health care and biotechnology in Massachusetts. The Company's larger facility, encompassing 54,000 square feet of space, houses research and development laboratories and small scale production suites. The research and development laboratories are fully equipped for recombinant DNA synthesis, protein engineering, analytical chemistry, cell biology, and process development activities. The production suites are designed and equipped to produce clinical grade protein products. The smaller facility, with 15,000 square feet of space, houses its corporate offices. Both leases expire in 2001.

         The Company purchased a leasehold interest in, and an option to purchase, a 47,000 square foot manufacturing facility in Lebanon, New Hampshire on March 15, 1993. The location is approximately 130 miles north by northwest of Boston, Massachusetts and 90 miles southeast of Burlington, Vermont. This facility houses two cGMP production suites, quality assurance/quality control laboratories and support offices. The facility is fully equipped for cGMP production of recombinant proteins from mammalian cell culture and monoclonal antibodies from Hybridoma cultures. The lease expires in 2008. The Company has room for expansion within the site.

         The Company currently leases 9,000 square feet of office space in Boston, Massachusetts for administrative offices. The lease expires in 2002.

         In September 1994, the Company signed a three year manufacturing contract with Biogen to produce for clinical trials several of Biogen's protein-based therapeutic candidates in the manufacturing facility in Lebanon, New Hampshire. To enable the Company to meet its obligations under the manufacturing contract, Biogen financed the construction of a 7,000 square foot addition to the present facility for cGMP production using bacterial fermentation and agreed to lease equipment to the Company for the operation of such portion of the facility and for the cGMP production of bacterial fermentation products by the Company.

         The Company believes that its existing facilities are adequate for its near term needs. The Company expects that additional facilities may be required to meet the Company's future needs.

ITEM 3. LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the year ended December 31, 1997 to a vote of the Company's security holders.

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

                                                        High              Low
                                                        ----              ---
1997
    4th Quarter............................            $11.63            $6.63
    3rd Quarter............................             11.13             5.88
    2nd Quarter............................             10.13             6.88
    1st Quarter............................             13.38             7.50
1996
    4th Quarter............................             12.75             6.50
    3rd Quarter............................              8.50             5.13
    2nd Quarter............................             10.88             7.56
    1st Quarter............................             13.00             6.88

STOCKHOLDERS

         As of February 27, 1998, there were approximately 352 stockholders of record of the Company's common stock.

DIVIDENDS

         The Company has not paid any dividends on its common stock since its inception and does not intend to pay any dividends on its common stock in the foreseeable future. The Company intends to retain its earnings, if any, for the development of its business.

RECENT SALES OF UNREGISTERED SECURITIES

         In October 1997, the Company issued a total of 78,685 shares of common stock to institutional investors, pursuant to the cashless exercise of warrants to purchase 100,628 shares of common stock at an exercise price of $2.385 per share.

         In November 1997, the Company issued a total of 17,600 shares of common stock to an equipment lessor, pursuant to the exercise of a warrant at an exercise price of $5.00 per share, for an aggregate purchase price of $88,000.

         The Company issued these securities without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, since no public offering was involved. No underwriters were involved in the offer and sale of the securities.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data set forth below with respect to the Company's consolidated statements of operations for the years ended December 31, 1997 and 1996, the three months ended December 31, 1995 and for the year ended September 30, 1995, and with respect to the consolidated balance sheets as of December 31, 1997 and 1996, are derived from the consolidated financial statements that have been audited by Deloitte & Touche LLP, independent auditors, which are included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended September 30, 1994 and 1993, and the consolidated balance sheets data as of December 31, 1995, September 30, 1995, 1994 and 1993, are derived from audited consolidated financial statements not included herein. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included herein.


                                                                              THREE
                                                      YEARS ENDED             MONTHS                     YEARS ENDED
                                                      DECEMBER 31,             ENDED                    SEPTEMBER 30,
                                                   -----------------         DECEMBER           ------------------------------
                                                   1997         1996        31, 1995(1)         1995         1994         1993
                                                   ----         ----        -----------         ----         ----         ----
                                                                       (In thousands, except per share amounts)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Research and development contracts .....       $ 12,693     $  5,548        $    971        $  5,824     $  3,652     $  1,576
  Manufacturing contracts ................            394        4,486             770           6,159        1,411          461
  License fees and royalties .............                      11,122               2             544            7           30
  Product sales ..........................                                                                       16           35
  Interest ...............................          2,331        1,174             261             649          580          549
  Other .................................              15           22                              53          141            3
                                                 --------     --------        --------        --------     --------     --------
    Total revenues ......................          15,433       22,352           2,004          13,229        5,807        2,654
                                                 --------     --------        --------        --------     --------     --------
Costs and expenses:
  Research and development ..............          25,122       15,651           3,194          11,688       17,680       12,898
  Cost of manufacturing contracts .......             274        3,823             715           5,330        1,389          439
  Cost of product sales .................                                                                         3            6
  General and administrative ............           6,473        4,901           1,254           3,604        4,794        3,121
  Interest ..............................             216          217              61             229          200          209
                                                 --------     --------        --------        --------     --------     --------
    Total costs and expenses ............          32,085       24,592           5,224          20,851       24,066       16,673
                                                 --------     --------        --------        --------     --------     --------
Net loss ................................        $(16,652)    $ (2,240)       $ (3,220)       $ (7,622)    $(18,259)    $(14,019)
                                                 ========     ========        ========        ========     ========     ========
Basic and diluted loss per share(2) .....        $  (0.50)    $  (0.07)       $  (0.11)       $  (0.37)    $  (0.95)    $  (0.94)
                                                 ========     ========        ========        ========     ========     ========
Shares for basic and diluted(2) .........          33,078       30,062          28,120          20,431       19,212       14,855
                                                 ========     ========        ========        ========     ========     ========

                                                                   DECEMBER 31,                       SEPTEMBER 30,
                                                       ---------------------------------    --------------------------------
                                                         1997         1996        1995        1995        1994        1993
                                                         ----         ----        ----        ----        ----        ----
CONSOLIDATED BALANCE SHEET DATA:                                                   (In thousands)
Cash, cash equivalents
 and marketable securities .......................     $ 30,598     $ 50,075    $ 20,002    $ 10,486    $  5,423    $ 25,255
Working capital ..................................       32,381       48,174      21,743      11,651       4,927      23,940
Total assets .....................................       59,038       73,819      41,341      32,192      27,470      45,326
Capital lease obligations,  less current portion .        2,005        1,651       1,711       1,713       1,750       1,798
Accumulated deficit ..............................      (88,090)     (71,438)    (69,198)    (65,978)    (58,356)    (40,098)
Total stockholders' equity .......................       52,709       67,261      37,829      28,269      22,807      40,675

--------------------
(1) In January 1996, the Company changed its fiscal year end from September 30 to December 31, effective with the three month period ended December 31, 1995.
(2) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the computation of basic and diluted loss per common share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         To date, most of the Company's revenues have been derived from research and development payments and license fees under agreements with collaborative partners. In 1996 and 1995, a significant portion of the Company's revenues also were derived from contract manufacturing. The Company anticipates that over the next several years its revenues will be derived primarily from agreements with collaborative partners. The Company has been unprofitable since its inception and expects to incur additional operating losses over the next several years.

         The Company's research agreements with collaborative partners have typically provided for the partial or complete funding of research and development for specified projects and royalties payable to the Company in exchange for licenses to market the resulting products. The Company is presently a party to major research collaborations with Stryker to develop products for orthopedic reconstruction and with Biogen to develop products for the treatment of renal disorders. Under the research portion of the collaboration with Stryker, the Company supplies OP-1 products to Stryker for clinical trials and other uses, provides clinical support and performs research work pursuant to work plans established periodically by the two companies. The current work plan establishes research objectives and funding through April 1998. In December 1996, the Company signed a Research Collaboration and License Agreement with Biogen (the "Biogen Research Agreement"). Under the research collaboration, the Company performs research work through December 31, 1999 pursuant to work plans established periodically by the two companies, and supplies OP-1 to Biogen for preclinical and clinical uses. Although the Company is seeking and in the future may seek to enter into collaborative arrangements with respect to certain other projects, there can be no assurance that the Company will be able to obtain such agreements on acceptable terms or that the costs required to complete the projects will not exceed the funding available for such projects from the collaborative partners.

         The Company's manufacturing contracts provide for technical collaboration and manufacturing for third parties at the Company's manufacturing facility in Lebanon, New Hampshire and at the Company's research facility in Hopkinton, Massachusetts. The Company is presently a party to a manufacturing contract with Biogen (the "Manufacturing Contract") to produce several of Biogen's protein-based therapeutic candidates. The companies agreed that the supply of OP-1 to Biogen pursuant to the Biogen Research Agreement during 1997 satisfied Biogen's 1997 obligation under the Manufacturing Contract. The companies also agreed to extend the Manufacturing Contract for two years through 1999, with Biogen having the option, but not the obligation, to use the manufacturing facility for a mutually agreeable number of months in one of the two years. Although the Company is seeking additional manufacturing contracts for available cell culture and bacterial fermentation capacity, there can be no assurance that the Company will be able to obtain such contracts on acceptable terms.

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

RESULTS OF OPERATIONS

         YEARS ENDED DECEMBER 31, 1997 AND 1996 AND SEPTEMBER 30, 1995. The Company's revenues in the fiscal years ended December 31, 1997, December 31, 1996 and September 30, 1995 were $15,433,000, $22,352,000 and $13,229,000, respectively. Research and development contract revenues decreased 5% from $5,824,000 in the year ended September 30, 1995 to $5,548,000 in the year ended December 31, 1996 and increased 129% to $12,693,000 in the year ended December 31, 1997. The decrease in research and development contract revenues from the year ended September 30, 1995 to the year ended December 31, 1996 primarily is due to fluctuations in research funding from Stryker. The increase in research and development contract revenues from the year ended December 31, 1996 to the year ended December 31, 1997 primarily is a result of research activity under the research collaboration with Biogen.

         Manufacturing contract revenues for the years ended December 31, 1996 and September 30, 1995 reflect manufacturing for Biogen, under the Manufacturing Contract, conducted at the Company's manufacturing facility in Lebanon, New Hampshire. Manufacturing contract revenues for the year ended December 31, 1997 reflect manufacturing for Biogen, under a Service Agreement separate from the Biogen Research Agreement and Manufacturing Contract, conducted at the Company's research facility in Hopkinton, Massachusetts. The Company does not anticipate significant manufacturing contract revenues during the year ending December 31, 1998.

         License fees and royalties revenues for the year ended December 31, 1996 include a $10,000,000 license fee from Biogen as part of the research collaboration with the Company to develop products for the treatment of renal disorders, $500,000 from Stryker for the Company's licensing to Stryker of patent rights and know-how in the dental field and $622,000 received for licensing patent rights and know-how associated with certain protein technology which is not central to the Company's business. License fees and royalties revenues for the year ended September 30, 1995 include revenue from licensing patent rights and know-how associated with certain protein technology which is not central to the Company's business.

         Interest revenues increased 81% from $649,000 in the year ended September 30, 1995 to $1,174,000 in the year ended December 31, 1996 and increased 99% to $2,331,000 in the year ended December 31, 1997. The increases are due to increases in the average funds of the Company available for investment. In July 1996, the Company completed an underwritten public offering of the Company's common stock. In December 1996, under the Biogen Research Agreement and a Restricted Stock Purchase Agreement, discussed further below, Biogen paid to the Company a $10,000,000 license fee and made an $18,000,000 equity investment in the Company's common stock.

         The Company's total costs and expenses, consisting primarily of research and development expenses, increased 18% from $20,851,000 in the year ended September 30, 1995 to $24,592,000 in the year ended December 31, 1996 and increased 30% to $32,085,000 in the year ended December 31, 1997.

         Research and development expenses increased 34% from $11,688,000 in the year ended September 30, 1995 to $15,651,000 in the year ended December 31, 1996 and increased 61% to $25,122,000 in the year ended December 31, 1997. The increase in research and development expenses from the year ended September 30, 1995 to the year ended December 31, 1996 is due in part to an increase in development activities by the Company at the manufacturing facility in Lebanon, New Hampshire. The facility operating costs related to such development activities are reported as research and development expenses for such periods. Also contributing to the increase were staff increases and a corresponding increase in purchases of laboratory supplies, services, recruiting and relocation expenses, and increased expenditures on academic collaborations and subcontracted research related to product and technology development. The increase in research and development expenses from the year ended December 31, 1996 to the year ended December 31, 1997 is due to expanded research and development activities, including work in preparation for the planned filing of a PMA application by Stryker for the bone graft substitute product, renal disease therapy as part of the Biogen collaboration and research into neurological disease therapies and other indications proprietary to the Company. The Company used the manufacturing facility in Lebanon, New Hampshire for the year ended December 31, 1997 for the production of OP-1 for use by Stryker, Biogen and the Company. Costs associated with the production of OP-1 for use by Stryker, Biogen and the Company are reported as research and development expenses. The Company anticipates that research and development expenses will increase in the year ending December 31, 1998 from the year ended December 31, 1997 due to expanded research and development activities, including work in preparation for the planned filing of a PMA application by Stryker for the bone graft substitute product and research into neurological disease therapies and other indications proprietary to the Company.

         Cost of manufacturing contracts consists of the costs associated with the manufacturing for Biogen, discussed under manufacturing contract revenues above.

         General and administrative expenses increased 36% from $3,604,000 in the year ended September 30, 1995 to $4,901,000 in the year ended December 31, 1996 and increased 32% to $6,473,000 in the year ended December 31, 1997. The increase from the year ended September 30, 1995 to the year ended December 31, 1996 is due to increases in executive staff and recruiting and relocation costs, along with additional costs associated with the Biogen transaction. The increase from the year ended December 31, 1996 to the year ended December 31, 1997 is due to increases in executive staff and recruiting and relocation costs.

         Interest expense decreased 5% from $229,000 in the year ended September 30, 1995 to $217,000 in the year ended December 31, 1996 and decreased less than 1% to $216,000 in the year ended December 31, 1997. These decreases are due to the repayment of obligations under capital leases. The Company anticipates that interest expense will increase in the year ended December 31, 1998 due to an increase in obligations under capital leases. In October 1997, the Company entered into a master lease agreement for the sale and leaseback or lease of up to $2,000,000 of laboratory and office equipment, of which $1,518,000 is available at December 31, 1997. See discussion under "Liquity and Capital Resources" below.

         As a result of the foregoing, the Company incurred a net loss of $16,652,000 in the year ended December 31, 1997 compared to a net loss of $2,240,000 in the year ended December 31, 1996 and a net loss of $7,622,000 in the year ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company's principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $30,598,000, a $15,000,000 unsecured line of credit from Biogen and a $1,518,000 equipment lease line, as discussed further below. The Company has financed its operations primarily through placements of equity securities, revenues received under agreements with collaborative partners, and more recently, manufacturing contracts. Since inception, sales of equity securities have raised approximately $133,879,000 in gross proceeds and the Company has recorded approximately $95,093,000 in gross revenues.

         The Company increased its investment in property, plant and equipment to $31,378,000 at December 31, 1997 from $28,458,000 at December 31, 1996. The
Company currently plans to spend approximately $7,000,000 in the year ended December 31, 1998 in leasehold improvements, equipment purchases and validation expenses required to obtain FDA approval of the manufacturing facility and to expand the Company's research, development and manufacturing capabilities. In October 1997, the Company entered into a master lease agreement for the sale and leaseback or lease of up to $2,000,000 of laboratory and office equipment. At December 31, 1997, $1,518,000 is available under this lease commitment.

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

         In December 1996, the Company signed the Biogen Research Agreement to collaborate on the development of the Company's morphogenic protein, OP-1, for the treatment of renal disorders. Under the agreement, the Company granted to Biogen exclusive worldwide rights to manufacture, market and sell OP-1 for the treatment of renal disease. Biogen paid a $10,000,000 license fee in 1996 and made an $18,000,000 equity investment in common stock at a premium over the then-current market price per share. In addition, the agreement provides for $10,500,000 in research funding over a three year period ending December 31, 1999, of which $4,000,000 has been recognized through December 31, 1997. Biogen also will pay up to an additional $69,000,000 upon the attainment of certain milestones and make available a $15,000,000 line of credit. The Biogen Research Agreement further provides for the payment of royalties to the Company based on product sales. The Company may draw upon the $15,000,000 line of credit over the next two years to fund the research and development of small molecule products based on OP-1. Advances are limited to $10,000,000 in 1998 and the remaining balance in 1999. In exchange for the line of credit, Biogen received an exclusive option to obtain an exclusive, worldwide license to OP-1 based small molecule products for the treatment of renal disorders. In the event Biogen exercises its option, Biogen will forgive the lesser of $10,000,000 or the principal amount outstanding under the line of credit. The remaining principal, together with all accrued and unpaid interest is due and payable five years from the date of the first advance and may be repaid, at the Company's option, in either cash, common stock or reduction of royalties due the Company from Biogen.

         In September 1994, the Company signed a three year manufacturing contract with Biogen to produce in the Company's manufacturing facility in Lebanon, New Hampshire several of Biogen's protein-based therapeutic candidates for use in Biogen's clinical trials. The contract covered the period from January 1995 through December 1997. As part of the research collaboration, the two companies agreed to extend the Manufacturing Contract for two years through December 31, 1999, with Biogen having the option, but not the obligation, to use the manufacturing facility for a mutually agreeable number of months in one of the two extension years. To enable the Company to meet its obligations under the Manufacturing Contract, Biogen financed the construction of a 7,000 square foot addition to the present facility for cGMP production using bacterial fermentation at an estimated total cost of $2,900,000. The Company agreed to reimburse Biogen for the construction costs and leasehold improvements at the end of the contract term, including the extension, at an amount equal to Biogen's construction costs less $300,000 and less all accumulated depreciation. The reimbursement to Biogen is estimated to be no more than $2,100,000. Biogen also agreed to lease equipment to the Company for the operation of such portion of the facility and for cGMP production using bacterial fermentation by the Company at an estimated total cost of $2,400,000, as provided in an equipment lease agreement. The Company has the option to purchase the equipment at the end of the extended lease term for an amount equal to its then fair market value or for such other amount as is negotiated by the two parties.

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

NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"), effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purposes financial statements. SFAS 130 requires reclassification of earlier periods presented. The Company does not expect that the adoption of SFAS 130 will have a significant effect on the Company's business, results of operations or financial position for the year ending December 31, 1998.

         Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and selected information about operating segments in interim financial reports issued to stockholders. The Company does not expect that the adoption of SFAS 131 will have a significant effect on the Company's financial statement disclosures.

YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

         The Company has conducted a review of its computer systems to identify those areas that could be affected by the Year 2000 issue. The Company will complete implementation of new financial accounting software in the first quarter of 1998 which has been designed by the vendor to properly process transactions which could be impacted by the Year 2000 problem. The Company presently believes that, with routine upgrades to other existing hardware and software systems, the Year 2000 problem will not pose significant operational problems and costs to complete this process are not material to its financial position or results of operations in any one year. The Company expects to complete these upgrades by mid-1999.

         The Company is in the process of contacting its major suppliers to determine the extent to which the Company may be vulnerable to those parties' failure to timely correct their own Year 2000 problems. To date, the Company is unaware of any situations of noncompliance that would materially adversely affect its operations or financial condition. There can be no assurance, however, that instances of noncompliance which could have a material adverse effect on the Company's operations or financial condition will be identified; that the systems of other companies with which the Company transacts business will be corrected on a timely basis; or that a failure by such entities to correct a Year 2000 problem or a correction which is incompatible with the Company's information systems would not have a material adverse effect on the Company's operations or financial condition.

CAUTIONARY FACTORS WITH RESPECT TO FORWARD-LOOKING STATEMENTS

         This Form 10-K contains forward-looking statements which are based on management's current expectations and which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. The Company cautions investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to the following: uncertainty as to timing of and the Company's ability to commercialize its products; the Company's reliance on its lead product candidate and the Company's lack of control over the clinical progress of several applications of its products, which are controlled by the Company's collaborative partners; the Company's reliance on current and prospective collaborative partners to supply funds for research and development and to commercialize its products; intense competition related to the research and development of morphogenic and other proteins for various applications and therapies and the possibility that others may discover or develop, and the Company may not be able to gain rights with respect to, the technology necessary to commercialize its products; the Company's lack of experience in commercial manufacturing and unproven ability to manufacture products on a large scale; the Company's lack of marketing and sales experience and the risk that any products that the Company develops may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that the Company expects to target; uncertainty as to whether there will exist adequate reimbursement for the Company's products from government, private health insurers and other organizations; and uncertainties as to the extent of future government regulation of the Company's business. As a result, the Company's future development and commercialization efforts involve a high degree of risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           Page
Index to Consolidated Financial Statements                                Number
------------------------------------------                                ------

Creative BioMolecules, Inc. and Subsidiary:

       Financial Statements:

              Independent Auditors' Report.................................   30

              Consolidated Balance Sheets..................................   31

              Consolidated Statements of Operations........................   32

              Consolidated Statements of Stockholders' Equity..............   33

              Consolidated Statements of Cash Flows........................   34

              Notes to Consolidated Financial Statements...................   35

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Creative BioMolecules, Inc.

We have audited the accompanying consolidated balance sheets of Creative BioMolecules, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996, the three month period ended December 31, 1995 and the year ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, the three month period ended December 31, 1995 and the year ended September 30, 1995 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 5, 1998

CREATIVE BIOMOLECULES, INC.
AND SUBSIDIARY


CONSOLIDATED BALANCE SHEETS

                                                                                               December 31,
                                                                                   ----------------------------------
                                                                                        1997                 1996
                                                                                        ----                 ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                        $   2,158,909        $  38,248,988
  Marketable securities                                                               28,438,841           11,826,266
  Accounts receivable                                                                  4,572,518            1,454,696
  Inventory                                                                            1,249,330            1,341,914
  Prepaid expenses and other                                                             284,649              208,886
                                                                                   -------------        -------------
    Total current assets                                                              36,704,247           53,080,750
                                                                                   -------------        -------------
PROPERTY, PLANT AND EQUIPMENT - net                                                   17,245,338           16,224,376
                                                                                   -------------        -------------
OTHER ASSETS:
  Notes receivable - officers                                                            273,334              350,000
  Patents and licensed technology - net                                                  417,070              401,629
  Deferred patent application costs - net                                              4,220,080            3,471,169
  Deposits and other                                                                     177,930              290,950
                                                                                   -------------        -------------
    Total other assets                                                                 5,088,414            4,513,748
                                                                                   -------------        -------------
TOTAL                                                                              $  59,037,999        $  73,818,874
                                                                                   =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Lease obligations - current portion                                              $     124,575        $      53,532
  Accounts payable                                                                     2,311,710            2,830,356
  Accrued liabilities                                                                    575,171              561,562
  Accrued compensation                                                                 1,312,274            1,460,856
                                                                                   -------------        -------------
    Total current liabilities                                                          4,323,730            4,906,306
                                                                                   -------------        -------------
LEASE OBLIGATIONS                                                                      2,004,927            1,651,493
                                                                                   -------------        -------------
COMMITMENTS (Notes 6, 7 and 11)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
  Common stock, $.01 par value, 50,000,000 shares authorized,
    33,392,582 shares and 32,769,553 shares issued and
    outstanding at December 31, 1997 and 1996, respectively                              333,926              327,696
  Additional paid-in capital                                                         140,465,512          138,371,802
  Accumulated deficit                                                                (88,090,096)         (71,438,423)
                                                                                   -------------        -------------
     Total stockholders' equity                                                       52,709,342           67,261,075
                                                                                   -------------        -------------
TOTAL                                                                              $  59,037,999        $  73,818,874
                                                                                   =============        =============




See notes to consolidated financial statements

CREATIVE BIOMOLECULES, INC.
AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Three Months
                                               Years Ended December 31,               Ended             Year Ended
                                               ------------------------            December 31,        September 30,
                                               1997                1996                1995                1995
                                               ----                ----            ------------        -------------
REVENUES:
  Research and development contracts       $ 12,692,475        $  5,547,976        $    970,806        $  5,824,344
  Manufacturing contracts                       393,926           4,485,531             770,133           6,158,574
  License fees and royalties                                     11,122,584               2,157             544,000
  Interest                                    2,330,743           1,174,219             260,953             648,602
  Other                                          15,615              21,900                 349              53,470
                                           ------------        ------------        ------------        ------------

    Total revenues                           15,432,759          22,352,210           2,004,398          13,228,990
                                           ------------        ------------        ------------        ------------

COSTS AND EXPENSES:
  Research and development                   25,122,039          15,650,986           3,193,979          11,687,847
  Cost of manufacturing contracts               273,757           3,823,442             715,171           5,329,779
  General and administrative                  6,472,821           4,900,823           1,254,566           3,603,954
  Interest                                      215,815             216,906              60,784             229,477
                                           ------------        ------------        ------------        ------------

    Total costs and expenses                 32,084,432          24,592,157           5,224,500          20,851,057
                                           ------------        ------------        ------------        ------------

NET LOSS                                   $(16,651,673)       $ (2,239,947)       $ (3,220,102)       $ (7,622,067)
                                           ============        ============        ============        ============

BASIC AND DILUTED
LOSS PER SHARE                             $      (0.50)       $      (0.07)       $      (0.11)       $      (0.37)
                                           ============        ============        ============        ============

SHARES FOR BASIC AND DILUTED                 33,078,120          30,062,334          28,120,190          20,430,900
                                           ============        ============        ============        ============





See notes to consolidated financial statements.

CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                   Convertible
                                                                                 Preferred Stock                Common Stock
                                                                                 ---------------                ------------
                                                                              Shares         Amount         Shares        Amount
                                                                              ------         ------         -----         ------

BALANCE, OCTOBER 1, 1994                                                              0   $          0    19,534,818   $    195,348

Forgiveness of notes receivable
Issuance of common stock for note receivable                                                                  66,271            663
Repayment of notes receivable
Issuance of Series 1994/A Preferred Stock in connection
  with private placement (net of costs $269,064)                              1,130,000         11,300
Issuance of common stock in connection with asset purchase                                                   394,890          3,949
Conversion of Series 1994/A Preferred Stock into
  common stock                                                               (1,130,000)       (11,300)    5,650,000         56,500
Other issuances of common stock                                                                              186,675          1,867
Net loss
                                                                            -----------   ------------   -----------   ------------

BALANCE, SEPTEMBER 30, 1995                                                           0              0    25,832,654        258,327

Issuance of common stock in connection with self-managed
  public offering of common stock (net of costs of $108,026)                                               3,000,000         30,000
Other issuances of common stock                                                                               62,342            623
Net loss
                                                                            -----------   ------------   -----------   ------------

BALANCE, DECEMBER 31, 1995                                                            0              0    28,894,996        288,950

Reclassification of equity consideration in connection with asset purchase
Issuance of common stock in connection with underwritten
  public offering of common stock (net of costs of $1,283,236)                                             2,000,000         20,000
Issuance of common stock in connection with research collaboration                                         1,542,680         15,427
Stock based compensation
Other issuances of common stock                                                                              331,877          3,319
Net loss
                                                                            -----------   ------------   -----------   ------------

BALANCE, DECEMBER 31, 1996                                                            0              0    32,769,553        327,696

Stock based compensation
Other issuances of common stock                                                                              623,029          6,230
Net loss
                                                                            -----------   ------------   -----------   ------------

BALANCE, DECEMBER 31, 1997                                                            0   $          0    33,392,582   $    333,926
                                                                            ===========   ============   ===========   ============


                                                                              Common        Additional
                                                                               Stock         Paid-In        Accumulated
                                                                              Payable        Capital          Deficit
                                                                              -------       ----------      ------------

BALANCE, OCTOBER 1, 1994                                                    $ 1,736,586    $ 81,038,434    $(58,356,307)

Forgiveness of notes receivable
Issuance of common stock for note receivable                                                     69,358
Repayment of notes receivable
Issuance of Series 1994/A Preferred Stock in connection
  with private placement (net of costs $269,064)                                             10,949,011
Issuance of common stock in connection with asset purchase                                       (3,949)
Conversion of Series 1994/A Preferred Stock into
  common stock                                                                                  (45,200)
Other issuances of common stock                                                                 245,097
Net loss                                                                                                     (7,622,067)
                                                                            -----------    ------------    ------------

BALANCE, SEPTEMBER 30, 1995                                                   1,736,586      92,252,751     (65,978,374)

Issuance of common stock in connection with self-managed
  public offering of common stock (net of costs of $108,026)                                 12,611,974
Other issuances of common stock                                                                 136,900
Net loss                                                                                                     (3,220,102)
                                                                            -----------    ------------    ------------

BALANCE, DECEMBER 31, 1995                                                    1,736,586     105,001,625     (69,198,476)

Reclassification of equity consideration in connection with asset purchase   (1,736,586)      1,736,586
Issuance of common stock in connection with underwritten
  public offering of common stock (net of costs of $1,283,236)                               12,696,744
Issuance of common stock in connection with research collaboration                           17,984,573
Stock based compensation                                                                         17,000
Other issuances of common stock                                                                 935,274
Net loss                                                                                                     (2,239,947)
                                                                            -----------    ------------    ------------

BALANCE, DECEMBER 31, 1996                                                            0     138,371,802     (71,438,423)

Stock based compensation                                                                        254,350
Other issuances of common stock                                                               1,839,360
Net loss                                                                                                    (16,651,673)
                                                                            -----------    ------------    ------------

BALANCE, DECEMBER 31, 1997                                                  $         0    $140,465,512    $(88,090,096)
                                                                            ===========    ============    ============


                                                                            Stockholders'
                                                                               Notes
                                                                             Receivable        Total
                                                                            -------------      -----

BALANCE, OCTOBER 1, 1994                                                     $(1,807,440)   $22,806,621

Forgiveness of notes receivable                                                   44,154         44,154
Issuance of common stock for note receivable                                     (70,021)
Repayment of notes receivable                                                  1,833,307      1,833,307
Issuance of Series 1994/A Preferred Stock in connection
  with private placement (net of costs $269,064)                                             10,960,311
Issuance of common stock in connection with asset purchase
Conversion of Series 1994/A Preferred Stock into
  common stock
Other issuances of common stock                                                                 246,964
Net loss                                                                                     (7,622,067)
                                                                             -----------    -----------

BALANCE, SEPTEMBER 30, 1995                                                            0     28,269,290

Issuance of common stock in connection with self-managed
  public offering of common stock (net of costs of $108,026)                                 12,641,974
Other issuances of common stock                                                                 137,523
Net loss                                                                                     (3,220,102)
                                                                             -----------    -----------

BALANCE, DECEMBER 31, 1995                                                             0     37,828,685

Reclassification of equity consideration in connection with asset purchase
Issuance of common stock in connection with underwritten
  public offering of common stock (net of costs of $1,283,236)                               12,716,744
Issuance of common stock in connection with research collaboration                           18,000,000
Stock based compensation                                                                         17,000
Other issuances of common stock                                                                 938,593
Net loss                                                                                     (2,239,947)
                                                                             -----------    -----------

BALANCE, DECEMBER 31, 1996                                                             0     67,261,075

Stock based compensation                                                                        254,350
Other issuances of common stock                                                               1,845,590
Net loss                                                                                    (16,651,673)
                                                                             -----------    -----------

BALANCE, DECEMBER 31, 1997                                                   $         0    $52,709,342
                                                                             ===========    ===========




See notes to consolidated financial statements

CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Three Months
                                                                 Years Ended December 31,             Ended         Year Ended
                                                                 ------------------------            December      September 30,
                                                                   1997            1996              31, 1995          1995
                                                                   ----            ----              --------          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $(16,651,673)   $ (2,239,947)       $ (3,220,102)   $ (7,622,067)
                                                               ------------    ------------        ------------    ------------
Adjustments to reconcile net loss to net cash used:
  Depreciation and amortization                                   2,103,906       2,423,002             758,544       2,471,184
  Compensation expense                                              254,350          35,249              29,750         107,002
  Deferred patent and application costs                             188,055                                              92,426
  Increase (decrease) in cash from:
    Accounts receivable                                          (3,117,822)      1,345,673            (255,691)     (1,101,169)
    Inventory and prepaid expenses                                   16,821        (839,405)             87,655         142,375
    Accounts payable and accrued liabilities                       (653,619)      3,151,969            (417,120)       (477,274)
    Deferred contract revenue                                                                                          (147,920)
                                                               ------------    ------------        ------------    ------------

      Total adjustments                                          (1,208,309)      6,116,488             203,138       1,086,624
                                                               ------------    ------------        ------------    ------------
    Net cash provided by (used for) operating activities        (17,859,982)      3,876,541          (3,016,964)     (6,535,443)
                                                               ------------    ------------        ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                               (28,254,756)    (17,362,723)         (4,735,565)    (12,701,607)
Sale of marketable securities                                    11,642,181      13,620,727           2,710,190       9,407,869
Expenditures for property, plant and equipment                   (2,810,611)     (3,778,278)            (47,495)       (445,082)
Expenditures for patents                                         (1,131,303)     (1,191,591)           (175,902)       (832,552)
Note receivable from officer                                        (40,000)       (350,000)
Repayment of note receivable from officer                           116,666
Decrease (increase) in deposits and other                           113,020         (32,477)                            (27,679)
                                                               ------------    ------------        ------------    ------------
  Net cash used for investing activities                        (20,364,803)     (9,094,342)         (2,248,772)     (4,599,051)
                                                               ------------    ------------        ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of equity:
  Public placement of common stock                                               14,000,000          12,750,000
  Private placement of common stock                                              18,000,000
  Series 1994/A Preferred Stock                                                                                      11,229,375
  Common stock - other                                            1,880,590         880,698             137,523         239,465
Costs of raising equity                                             (35,000)     (1,283,236)           (108,026)       (269,064)
Decrease in stockholders' notes receivable                                                                            1,833,307
Increase in obligations under capital leases                        346,766
Repayments of obligations under capital leases                      (57,650)        (48,452)            (23,211)       (128,776)
                                                               ------------    ------------        ------------    ------------
  Net cash provided by financing activities                       2,134,706      31,549,010          12,756,286      12,904,307
                                                               ------------    ------------        ------------    ------------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                            (36,090,079)     26,331,209           7,490,550       1,769,813
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                                                38,248,988      11,917,779           4,427,229       2,657,416
                                                               ------------    ------------        ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                         $  2,158,909    $ 38,248,988        $ 11,917,779    $  4,427,229
                                                               ============    ============        ============    ============
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Property and equipment
  purchased under capital lease obligations                    $    135,361
                                                               ============


See notes to consolidated financial statements.

CREATIVE BIOMOLECULES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business - Creative BioMolecules, Inc. is a discovery and development company focused on proprietary protein-based therapeutics for human tissue regeneration and restoration. The Company's therapeutics are based on proteins that act as signals in initiating and regulating the cellular events involved in tissue regeneration and organ formation.

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

         During the years ended December 31, 1997 and 1996, the three months ended December 31, 1995 and the year ended September 30, 1995, total revenues from major customers as a percent of total revenues of the Company were as follows:


                                         Years Ended     Three Months
                                         December 31,       Ended        Year Ended
                                        -------------      December     September 30,
              Customer                  1997     1996      31, 1995         1995
              --------                  ----     ----   ------------    -------------
              Biogen, Inc.               50%      65%        37%             46%
              Stryker Corporation        34%      27%        48%             35%

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

         As of December 31, 1997 and 1996, the Company classified its marketable securities as available-for-sale and had approximately $3,024,000 and $5,678,000 in United States government and agency instruments, respectively, and $25,415,000 and $6,148,000 in corporate bonds and notes, respectively, all with maturities ranging from one to twenty-nine months.

         For the years ended December 31, 1997 and 1996, the three months ended December 31, 1995 and the year ended September 30, 1995, gross realized gains and losses were not material. In computing realized gains and losses, the Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium. At December 31, 1997 and 1996, gross unrealized gains and losses were not material.

         Fair Value of Financial Instruments - The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value.

         The estimated fair value of cash, accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments. The fair value of marketable securities is based on current market values. The carrying amounts of the Company's lease obligations approximate fair value (Note 6).

         Inventory - Inventory consists principally of raw materials and laboratory supplies. Inventories are stated at the lower of cost or market.

         Property, Plant and Equipment - Purchased property, plant and equipment is recorded at cost. Leased property, plant and equipment is recorded at the lesser of cost or the present value of the minimum lease payments. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets (three to twenty-five years) or the remaining terms of the leases. Effective January 1, 1997, the Company revised its estimate of the useful life of its manufacturing facility in Lebanon, New Hampshire from sixteen years to twenty-five years. The effect of this change in estimate was a $320,000 reduction in amortization expense for the year ended December 31, 1997. The Company believes that the revised life more closely reflects the number of years of economic benefit expected to be received from this facility.

CREATIVE BIOMOLECULES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

         Patents and Licensed Technology - The Company has filed applications for United States and foreign patents covering aspects of its technology. Costs related to pending patent applications have been deferred. Costs related to successful patent applications and costs related to pending applications from which the Company is currently deriving economic benefit, are amortized over the estimated useful life of the patent, generally 16 to 20 years, using the straight-line method. Costs related to licensed technology also have been deferred and are amortized over the estimated useful life of the underlying technology, generally 10 to 17 years, using the straight-line method. Accumulated amortization was approximately $493,000 and $358,000 at December 31, 1997 and 1996, respectively.

         Accumulated costs related to issued patents, pending patent applications and licensed technology are evaluated periodically and, if considered to have limited future value, are charged to expense.

         Basic and Diluted Loss Per Common Share - In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 supersedes Accounting Principles Board Opinion No. 15 ("APB 15") and replaces "primary" and "fully diluted" earnings per share ("EPS") under ABP 15 with "basic" and "diluted" EPS. Unlike primary EPS, basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted EPS. The adoption of SFAS 128 did not have any effect on the Company's net loss per common share for the prior years presented. Options and warrants are excluded from the computation as their effect is antidilutive.

         Stock-Based Compensation - The Company's stock options and purchase plans are accounted for under APB No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" (Note 8).

         New Accounting Standards - In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 130 establishes standards for reporting comprehensive income and its components in the consolidated financial statements. SFAS 131 establishes standards for reporting information on operating segments in interim and annual financial statements. SFAS 130 and SFAS 131 will become effective for the Company beginning in 1998. The Company does not expect that the adoption of SFAS 130 will have a significant effect on the Company's business, results of operations or financial position for the year ended December 31, 1998 or that SFAS 131 will have a significant effect on the Company's financial statement disclosures.

CREATIVE BIOMOLECULES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENT

         In December 1996, the Company entered into a Research Collaboration and License Agreement with Biogen to collaborate on the development of novel therapeutics based on OP-1 for the treatment of renal disorders. The initial focus of the collaboration is on advancing the development of the Company's morphogenic protein, OP-1, for the treatment of acute and chronic renal failure. Under the agreement, the Company granted to Biogen exclusive worldwide rights to manufacture, market and sell OP-1 and OP-1 products developed through the collaboration for the treatment of renal disease. Biogen paid the Company a $10,000,000 license fee in 1996 and made an $18,000,000 equity investment (Note 9) which were recorded in the quarter ended December 31, 1996. The agreement provides for $10,500,000 in research funding over a three year period ending December 31, 1999, of which $4,000,000 has been recognized through December 31, 1997. Biogen also will pay up to an additional $69,000,000 upon the attainment of certain milestones and will make available a $15,000,000 line of credit. The agreement further provides for the payment of royalties to the Company based on product sales.

         The Company may draw upon the $15,000,000 line of credit over a three year period ending December 31, 1999 to fund the research and development of small molecule products based on OP-1. Advances are limited to up to $10,000,000 in 1998 and the balance in 1999. As of December 31, 1997 the Company has not drawn any amounts under the line of credit. In exchange for the line of credit, Biogen received an exclusive option to obtain an exclusive, worldwide license to OP-1 based small molecule products for the treatment of renal disorders. In the event Biogen exercises its option, Biogen will forgive the lesser of $10,000,000 or the principal amount outstanding under the line of credit. The remaining principal, together with all accrued and unpaid interest, is due and payable five years from the date of the first advance and may be repaid, at the Company's option, in either cash, common stock or reduction of royalties due the Company from Biogen.

3.       NOTES RECEIVABLE - OFFICERS

         In July 1997, the Company loaned $40,000 to an officer of the Company. The loan is evidenced by a fully secured promissory note bearing interest at the annual rate of 6.65%. Twenty-five percent of the principal and accrued interest will be forgiven on February 7, 1998, and then an equal portion of the principal sum and accrued interest will be forgiven monthly over a remaining term of thirty-six months, provided the officer is employed by the Company.

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

CREATIVE BIOMOLECULES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following:

                                                                       December 31,
                                                             --------------------------------
                                                                  1997                1996
                                                                  ----                ----

        Land                                                 $    352,000        $    352,000
        Building                                                1,500,000           1,500,000
        Laboratory equipment and furniture                      8,978,922           7,684,195
        Leasehold improvements                                 17,553,847          16,403,420
        Office furniture and equipment                          2,992,847           2,495,095
        Construction in progress                                                       23,760
                                                             ------------        ------------
        Total                                                  31,377,616          28,458,470
        Less accumulated depreciation and amortization        (14,132,278)        (12,234,094)
                                                             ------------        ------------
        Total                                                $ 17,245,338        $ 16,224,376
                                                             ============        ============

         Amounts included in property, plant and equipment applicable to capital leases were as follows:

                                                         December 31,
                                                  ------------------------------
                                                      1997               1996
                                                      ----               ----

         Land                                     $   352,000        $   352,000
         Building                                   1,500,000          1,500,000
         Laboratory equipment and furniture           393,767             47,000
         Office furniture and equipment               135,361
                                                  -----------        -----------
         Total                                      2,381,128          1,899,000
         Less accumulated amortization               (506,671)          (397,960)
                                                  -----------        -----------
         Total                                    $ 1,874,457        $ 1,501,040
                                                  ===========        ===========

6.       LEASE OBLIGATIONS

         As part of the acquisition of certain assets of Verax (Note 4), the Company assumed certain liabilities consisting principally of obligations under capital leases totaling $1,852,000. These obligations bear interest at variable rates based on the prime rate ranging from 9.75% to 10% at December 31, 1997 and are due monthly through the year 2008.

         In October 1997, the Company entered into a master lease agreement for the sale and leaseback or lease of up to $2,000,000 of laboratory and office equipment. At December 31, 1997, approximately $1,518,000 is available under this lease commitment.

CREATIVE BIOMOLECULES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       LEASE OBLIGATIONS (CONTINUED)

         The Company has noncancelable operating lease agreements for office and laboratory space and certain office and laboratory equipment. Rent expense for all operating leases was approximately $775,000, $566,000, $150,000 and $597,000 for the years ended December 31, 1997 and 1996, the three months ended December 31, 1995 and the year ended September 30, 1995, respectively.

         Future minimum lease obligations at December 31, 1997 were as follows:


              Year Ending December 31                             Capital         Operating
              -----------------------                             -------         ---------

              1998                                              $  390,269       $  919,308
              1999                                                 386,904          921,390
              2000                                                 386,904          912,526
              2001                                                 386,904          627,343
              2002                                                 357,602          242,443
              Thereafter                                         2,148,027
                                                                ----------       ----------

              Total minimum lease payments                       4,056,610       $3,623,010
                                                                                 ==========
              Less amount representing interest                  1,927,108
                                                                ----------

              Present value of net minimum lease payments        2,129,502
              Less current portion                                 124,575
                                                                ----------

              Long-term obligations under capital leases        $2,004,927
                                                                ==========

         Under a security requirement of a lease agreement with a leasing company, the Company purchased and pledged as collateral a letter of credit totaling $31,152, which expired on February 27, 1998.

7.       COMMITMENTS

         In September 1994, the Company signed a three year manufacturing contract with Biogen to produce in the Company's manufacturing facility in Lebanon, New Hampshire several of Biogen's protein-based therapeutic candidates for use in Biogen's clinical trials. The contract covered the period from January 1995 through December 1997. As part of the research collaboration (Note 2), the companies agreed to extend the Manufacturing Contract for two years through December 31, 1999, with Biogen having the option, but not the obligation, to use the manufacturing facility for a mutually agreeable number of months in one of the two years. To enable the Company to meet its obligations under the Manufacturing Contract, Biogen financed the construction of a 7,000 square foot addition to the present facility for cGMP production using bacterial fermentation at an estimated total cost of $2,900,000. The Company agreed to reimburse Biogen for the construction costs and leasehold improvements at the end of the contract term at an amount equal to Biogen's construction costs less $300,000 and less all accumulated depreciation. The reimbursement to Biogen is expected to be no more than $2,100,000. Biogen also agreed to lease equipment to the Company for the operation of such portion of the facility and for cGMP production using bacterial fermentation by the Company at an estimated total cost of $2,400,000, as provided in an equipment lease agreement. The Company has the option to purchase the equipment at the end of the extended lease term for an amount equal to its then fair market value or for such other amount as negotiated by the parties.

CREATIVE BIOMOLECULES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       COMMITMENTS (CONTINUED)

         As security for its obligations under the Manufacturing Contract and the equipment lease agreement, the Company granted to Biogen a security interest in the manufacturing facility and certain of its equipment and furniture at the manufacturing facility and any applicable inventory or other assets related to the operation of the manufacturing facility with a total net book value at December 31, 1997 of $13,315,000.

8.       STOCK PLANS

         Stock Option Plans - In May 1987, the Company established the 1987 Stock Plan ("1987 Plan") and terminated the 1983 Incentive Stock Option Plan ("1983 Plan") such that no further grants of options could be made thereunder. The 1987 Plan was subsequently amended to increase the number of shares of common stock authorized for issuance thereunder. A total of 6,800,000 shares of common stock have been reserved for issuance under the 1987 Plan upon the exercise of options or in connection with awards or direct purchases of stock.

         The 1987 Plan permits the granting of incentive and nonqualified stock options to consultants, employees or officers of the Company and its subsidiaries at prices determined by the Board of Directors. All options granted in the years ended December 31, 1997 and 1996, the three months ended December 31, 1995 and the year ended September 30, 1995 were granted at fair market value. Awards of stock may be made to consultants, employees or officers of the Company and its subsidiaries, and direct purchases of stock may be made by such individuals also at prices determined by the Board of Directors. Options become exercisable as determined by the Board of Directors and expire up to ten years from the date of grant.

CREATIVE BIOMOLECULES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       STOCK PLANS (CONTINUED)

         Activity under the plans is summarized as follows:

                                                                                                   Weighted Average
                                                                                        Number       Exercise Price
                                                                                       of Shares       Per Share
                                                                                       ---------   ----------------

         Outstanding, October 1, 1994                                                  1,357,879        $ 4.25
         Granted                                                                       2,816,441          2.42
         Exercised                                                                      (106,471)          .90
         Canceled                                                                       (320,086)         4.04
                                                                                       ---------
         Outstanding, September 30, 1995                                               3,747,763          2.99
         (1,014,897 exercisable at a weighted average price of $2.89 per share)

         Granted                                                                          13,000          6.00
         Exercised                                                                        (9,477)          .82
         Canceled                                                                        (37,129)         4.28
                                                                                       ---------
         Outstanding, December 31, 1995                                                3,714,157          3.00
         (1,431,824 exercisable at a weighted average price of $3.11 per share)

         Granted                                                                       1,063,700          7.86
         Exercised                                                                      (276,178)         2.12
         Canceled                                                                       (139,535)         4.43
                                                                                       ---------
         Outstanding, December 31, 1996                                                4,362,144          4.16
         (1,904,110 exercisable at a weighted average price of $3.47 per share)

         Granted                                                                         889,500          8.69
         Exercised                                                                      (293,676)         3.29
         Canceled                                                                       (136,384)         6.60
                                                                                       ---------
         Outstanding, December 31, 1997                                                4,821,584        $ 5.00
         (2,520,030 exercisable at a weighted average price of $3.92 per share)        =========

         The table below summarizes options outstanding and exercisable at December 31, 1997:

                                         Options Outstanding                  Options Exercisable
                             --------------------------------------      -----------------------------
                                             Weighted
                                              Average      Weighted       Exercisable         Weighted
                                             Remaining      Average           As of            Average
           Range of          Number of      Contractual     Exercise      December 31,        Exercise
         Exercise Price       Options          Life          Price            1997              Price
         --------------      ----------    ------------    ---------      ------------       ----------
         $0.00 - $2.25       1,322,952         5.6          $1.84         1,057,795            $1.80
         $2.26 - $4.50       1,325,538         7.4          $2.86           774,465            $2.85
         $4.51 - $6.75         452,750         8.0          $5.53           124,696            $5.43
         $6.76 - $9.00         641,094         8.4          $7.94           129,719            $7.43
         Over $9.00          1,079,250         8.2          $9.52           433,355            $9.56
                             ---------        -----         -----         ---------            -----
         Total               4,821,584         7.3          $5.00         2,520,030            $3.92
                             =========        =====         =====         =========            =====

         In May 1997, the Company's stockholders approved an increase in the number of shares of common stock authorized for issuance under the 1987 Plan from 5,150,000 to 6,800,000. At December 31, 1997,
         981,908 shares were available for grant under the 1987 Plan.

         Employee Stock Purchase Plan - The Employee Stock Purchase Plan permits eligible employees to purchase common stock of the Company up to an aggregate of 500,000 shares. During the year ended December 31, 1997, 62,950 shares were issued under this Plan at prices of $6.08 and $5.84 per share; during the year ended December 31, 1996, 45,049 shares were issued under this Plan at prices of $6.11 and $7.01 per share; during the three months ended December 31, 1995, 55,515 shares were issued under this Plan at a price of $2.34 per share and during the year ended September 30, 1995, 143,475 shares were issued under this Plan at a price of $1.49 per share.

CREATIVE BIOMOLECULES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       STOCK PLANS (CONTINUED)

         Director Plan - The 1992 Non-Employee Director Non-Qualified Stock Option Plan provides for the granting of options to purchase up to an aggregate of 300,000 shares of common stock to non-employee directors. During the year ended December 31, 1997, options to purchase 55,000 shares were granted at a weighted average exercise price of $8.76 per share; during the year ended December 31, 1996, options to purchase 70,000 shares were granted at a price of $9.34 per share; during the three months ended December 31, 1995 no options were granted and during the year ended September 30, 1995, options to purchase 20,000 shares were granted at a weighted average exercise price of $2.75 per share.

         During the year ended December 31, 1997, options to purchase 7,500 shares were exercised at an exercise price of $8.50 per share.

         During the year ended December 31, 1996, options to purchase 12,500 shares were canceled at a weighted average exercise price of $9.18 per share. At December 31, 1997, options to purchase 65,000 shares were exercisable at a weighted average exercise price of $7.66 per share.

         Stock-Based Compensation - As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB 25 and its related interpretations. Accordingly, no compensation expense has been recognized in the consolidated financial statements for employee stock arrangements.

         SFAS 123, "Accounting for Stock-Based Compensation", requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of January 1, 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following assumptions: expected life, six months following total vesting; stock volatility, 71% in 1997, 84% in 1996 and 82% in 1995; risk free interest rates, 5.4% in 1997 and 5% in 1996 and 1995; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures for broad-based grants are estimated at 2% per year and adjusted to actual as they occur. Forfeitures for grants to executives are recognized as they occur. If the computed fair values of the 1997, 1996 and 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $19,892,000 or a net loss of $0.60 per share (Basic and Diluted) for the year ended December 31, 1997, $3,811,000 or a net loss of $0.13 per share (Basic and Diluted) for the year ended December 31, 1996, $3,378,000 or a net loss of $0.12 per share (Basic and Diluted) for the three months ended December 31, 1995, and $7,822,000 or a net loss of $0.38 per share (Basic and Diluted) for the year ended September 30, 1995. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

CREATIVE BIOMOLECULES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       STOCK PLANS (CONTINUED)

         These amounts are based on calculated values for options awards in 1997, 1996 and 1995 aggregating $12,574,000. Had the assumptions regarding expected term and volatility been reduced by six months and 10% or increased by six months and 10%, total calculated value would have decreased by $1,644,000 or increased by $1,491,000, respectively.

         The Company also granted stock options to non-employee consultants in 1997 and 1996. These options were valued based on the fair value of the services received. Total compensation expense recognized related to these options was $254,000 and $17,000 in 1997 and 1996, respectively.

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

         In December 1994 and January 1995, the Company sold in a private placement, 1,130,000 units (the "Units"), consisting of one share of Series Preferred Stock and one warrant to purchase one share of the Company's common stock. Each warrant is exercisable for a period of five years from the date of issuance at an exercise price of $2.385. Net proceeds to the Company, after deducting fees and other expenses of the offering, were approximately $11,000,000. In June 1995, holders of 30,000 shares of Series Preferred Stock elected to convert their Series Preferred Stock into 150,000 shares of common stock. In August 1995, holders of 40,251 shares of Series Preferred Stock elected to convert their Series Preferred Stock into 201,255 shares of common stock. On August 31, 1995, after twenty consecutive trading days on which the closing price of the Company's common stock exceeded $3.975 per share, the remaining 1,059,749 shares of Series Preferred Stock automatically converted into 5,298,745 shares of common stock. At December 31, 1997, warrants to purchase 866,753 shares of common stock are outstanding.

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

10.      INCOME TAXES

         No income tax provision or benefit has been provided for federal income tax purposes as the Company has incurred losses since inception. As of December 31, 1997, the Company had available net operating loss carryforwards of approximately $79,800,000 for income tax purposes. In addition, the Company had approximately $1,500,000 of unused investment and research and development tax credits. These net operating loss and tax credit carryforwards will expire at various dates between 1998 and 2013.

         Because of the change in ownership, as defined in the Internal Revenue Code, which occurred in July 1989, the net operating loss and tax credit carryforwards are subject to annual limitations regarding their utilization.

         The components of deferred income taxes at December 31, 1997 and 1996 were primarily deferred tax assets of approximately $27,100,000 and $21,900,000, respectively, of net operating loss carryforwards and approximately $1,500,000 at both dates of investment and research and development tax credits. The Company has not yet achieved profitable operations. Accordingly, management believes that the tax benefits as of December 31, 1997 and 1996 do not satisfy the realization criteria set forth in SFAS 109 and has recorded a valuation allowance for the entire net asset.

11.      ROYALTY AGREEMENTS

         The Company has entered into various license agreements which require the Company to pay royalties based upon a set percentage of certain product sales and license fee revenue subject, in some cases, to certain minimum amounts. Total royalty expense approximated $37,000, $25,000, $5,000 and $21,000 for the years ended December 31, 1997 and 1996, the three months ended December 31, 1995 and the year ended September 30, 1995, respectively.

12.      RETIREMENT SAVINGS PLAN

         The Company has a 401(k) retirement savings plan covering substantially all of the Company's employees. Matching Company contributions are at the discretion of the Board of Directors. The Board of Directors authorized matching contributions up to 3% of participants' salaries amounting to approximately $250,000, $202,000, $53,000 and $180,000 for the years ended December 31, 1997 and 1996, the three months ended December 31, 1995 and the year ended September 30, 1995, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

         The response to this item is incorporated by reference from the discussions responsive thereto under the captions "Information Concerning Current Directors, Nominees and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders.


ITEM 11. EXECUTIVE COMPENSATION

         The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Compensation of Directors and Executive Officers" in the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The response to this item is incorporated herein by reference from the discussion responsive thereto under the captions "Certain Transactions" and "Compensation of Directors and Executive Officers -- Employment Agreements" in the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders.

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

     14(a)(1)    Financial Statements
                 See "Index to Consolidated Financial Statements" at Item 8 in this Annual Report on Form 10-K.

     14(a)(2) Financial Statement Schedules and Other Financial Statements - See 14(d) below.

     14(a)(3)    Exhibits - See 14 (c) below.

Item 14(b)       Reports on Form 8-K

                 Current report on Form 8-K filed October 10, 1997. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Registrant filed cautionary statements identifying important factors that could cause the Registrant's actual results to differ materially from those projected in forward-looking statements of the Registrant made by or on behalf of the Registrant.

Item 14 (c)      Exhibits

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

                 10.4 Amendment No. 3 to Second Amended and Restated Registration Rights Agreement, dated as of December 9, 1996, by and between the Registrant and certain of its Stockholders. (Filed as Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the period ended December 31, 1996 (File No. 0-19910), and incorporated herein by reference.)

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

                 10.7 Amendment Agreement, dated May 13, 1994, between the Registrant and Stryker Corporation. (Filed as Exhibit
                        99.2 to Registrant's Report on Form 8-K for the May 9, 1996 Event (File No. 0-19910), and incorporated herein by reference.)

                 10.8 Amendment Agreement, dated April 30, 1996, between the Registrant and Stryker Corporation. (Filed as Exhibit
                        99.3 to Registrant's Report on Form 8-K for the May 9, 1996 Event (File No. 0-19910), and incorporated herein by reference.)

                #10.9 Amendment Agreement, dated October 31, 1996, between the Registrant and Stryker Corporation. (Filed as Exhibit
                        10.11 to Registrant's Annual Report on Form 10-K for the period ended December 31, 1996 (File No. 0-19910), and incorporated herein by reference.)

                 10.10 Irrevocable License Agreement, dated May 17, 1991, between Stryker Corporation and the Registrant. (Filed as Exhibit 10.7 to Form S-1 Registration Statement (Registration No. 33-42159), or amendments thereto, and incorporated herein by reference.)

                 10.11 Common Stock Purchase Warrant, dated June 1, 1987, issued by the Registrant to Phoenix Leasing Incorporated. (Filed as Exhibit 10.24 to Form S-1 Registration Statement (Registration No. 33-42159), or amendments thereto, and incorporated herein by reference.)

                 10.12 Real Estate Standard Form Industrial Lease, dated as of October 24, 1988, as amended September 17, 1991, between WRC Properties, Inc. and the Registrant. (Filed as
                        Exhibit 10.26 to Form S-1 Registration Statement (Registration No. 33-42159), or amendments thereto, and incorporated herein by reference.)

                 10.13 Second Amendment, dated January 28, 1994, to Standard Form Industrial Lease dated October 24, 1988, as amended September 17, 1991, by and between the Registrant and WRC Properties, Inc. (Filed as Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the period Ended September 30, 1994 (File No. 0-19910), and incorporated herein by reference.)

                 10.14 Third Amendment, dated September 20, 1994, to Standard Form Industrial Lease dated October 24, 1988, as amended September 17, 1991 and January 28, 1994, by and between the Registrant and WRC Properties, Inc. (Filed as
                        Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the period Ended September 30, 1994 (File No. 0-19910), and incorporated herein by reference.)

                 10.15 Fourth Amendment, dated April 10, 1997, to Standard Form Industrial Lease dated October 24, 1998, as amended September 17, 1991, January 28, 1994 and September 20, 1994, by and between the Registrant and WRC Properties, Inc. (Filed as Exhibit 10.53 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 0-19910), and incorporated herein by reference.)

                 10.16 Standard Form Industrial Lease, dated February 25, 1992, by and between the Registrant and WRC Properties, Inc. (Filed as Exhibit 10.52 to Form S-1 Registration Statement (Registration No. 33-46200), or amendments thereto, and incorporated herein by reference.)

                 10.17 First Amendment, dated February 28, 1994, to Standard Form Industrial Lease dated February 25, 1992 by and between the Registrant and WRC Properties, Inc. (Filed as Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the period ended September 30, 1995 (File No. 0-19910), and incorporated herein by reference.)

                 10.18 Second Amendment, dated September 20, 1994, to Standard Form Industrial Lease dated February 25, 1992, as amended February 28, 1994, by and between the Registrant and WRC Properties, Inc. (Filed as Exhibit 10.33 to Registrant's Annual Report on Form 10-K for the period ended September 30, 1995 (File No. 0-19910), and incorporated herein by reference.)

                 10.19 Third Amendment, dated April 10, 1997, to Standard Form Industrial Lease dated February 25, 1992, as amended February 28, 1994 and September 20, 1994, by and between the Registrant and WRC Properties, Inc. (Filed as
                        Exhibit 10.54 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 0-19910), and incorporated herein by reference.)

                 10.20 Asset Purchase Agreement, dated March 4, 1993, by and between the Registrant and Verax Corporation (the "Asset Purchase Agreement"), including Exhibits thereto and List of Schedules to Asset Purchase Agreement and to Exhibit A thereto. Any of such Schedules will be supplied upon request by the Commission. (Filed as Exhibit 2.1 and 2.2 to the Registrant's Report on Form 8-K for March 15, 1993 Event (File No. 0-19910), and incorporated herein by reference.)

                 10.21 Assumption Agreement, dated March 15, 1993, by and between the Registrant and Verax Corporation including Exhibits hereto. (Filed as Exhibit 10.56 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1993 (File No. 0-19910), and incorporated herein by reference.)

                 10.22 Indenture of Lease between Wilton L. Buskey and Carol Buskey and Verax Corporation, dated September 7, 1988 as amended through September 25, 1992, (assumed by Registrant pursuant to Assumption Agreement, dated March 15, 1993, by and between the Registrant and Verax Corporation -- see Exhibit 10.23 above). (Filed as
                        Exhibit 10.57 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1993 (File No. 0-19910), and incorporated herein by reference.)

                 10.23 Non-Disturbance and Attornment Agreement, dated as of September 7, 1988, by and between Verax Corporation and First NH Bank [successor to First NH Bank of Lebanon] (assumed by Registrant pursuant to Assumption Agreement, dated March 15, 1993, by and between the registrant and Verax Corporation -- see Exhibit 10.23 above.) (Filed as
                        Exhibit 10.58 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1993 (File No. 0-19910), and incorporated herein by reference.)

                 10.24 Loan Agreement, dated as of September 7, 1988, by and between Verax Corporation and First NH Bank [successor to First NH Bank of Lebanon] (assumed by Registrant pursuant to Assumption Agreement, dated March 15, 1993, by and between the Registrant and Verax Corporation -- see Exhibit 10.23 above.) (Filed as Exhibit 10.59 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1993 (File No. 0-19910), and incorporated herein by reference.)

                #10.25 CBM Cross-License Agreement, dated as of November 26, 1993, between Enzon, Inc. and the Registrant. (Filed as
                        Exhibit 10.42 to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1993 (File No. 0-19910), and incorporated herein by reference.)

                #10.26 Enzon Cross-License Agreement, dated as of November 26, 1993, between Enzon, Inc. and the Registrant. (Filed as
                        Exhibit 10.43 to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1993 (File No. 0-19910), and incorporated herein by reference.)

                #10.27 Exclusive Marketing Agreement, dated as of November 26, 1993, between Enzon, Inc. and the Registrant. (Filed as
                        Exhibit 10.44 to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1993 (Filed No. 0-19910), and incorporated herein by reference.)

                #10.28 Manufacturing Agreement, dated as of September 28, 1994, between Biogen, Inc. and the Registrant. (Filed as Exhibit 99.1 to Registrant's Report on Form 8-K for the September 30, 1994 Event (File No. 0-19910), and incorporated herein by reference.)

                #10.29 Equipment Lease Agreement, dated as of September 28, 1994, between Biogen, Inc. and the Registrant. (Filed as
                        Exhibit 99.2 to Registrant's Report on Form 8-K for the September 30, 1994 Event (File No. 0-19910), and incorporated herein by reference.)

                 10.30 Security Agreement, dated as of September 28, 1994, between Biogen, Inc. and the Registrant. (Filed as Exhibit 99.3 to Registrant's Report on Form 8-K for the September 30, 1994 Event (File No. 0-19910), and incorporated herein by reference.)

                 10.31 Form of Preferred Stock and Warrant Purchase Agreement, with Exhibits thereto, signed by the Registrant and the persons listed on the Schedule attached at the end of the Form of Preferred Stock and Warrant Purchase Agreement. (Filed as Exhibit 10.52 to Registrant's Quarterly Report on Form 10-Q for the Period Ended December 31, 1994 (File No. 0-19910), and incorporated herein by reference.)

                 10.32 Form of Warrant issued by the Registrant to the persons listed on the Schedule attached at the end of the Form of Warrant on various dates between December 23, 1994 and January 25, 1995. (Filed as Exhibit 10.53 to Registrant's Quarterly Report on Form 10-Q for the Period Ended December 31, 1994 (File No. 0-19910), and incorporated herein by reference.)

                #10.33 Cross-License Agreement, dated as of July 15, 1996, between the Registrant, Genetics Institute, Inc. and Stryker Corporation. (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 of Genetics Institute, Inc. (File No.0-14587), filed with the Securities and Exchange Commission on November 6, 1996 and incorporated herein by reference.)

                 10.34 Underwriting Agreement dated July 2, 1996 between the Registrant and Hambrecht & Quist LLP and Cowen & Company. (Filed as Exhibit 1.1 to Form S-3 Registration Statement (Registration No. 333-5477), or amendments thereto, and incorporated herein by reference.)

                #10.35 Research Collaboration and License Agreement, dated December 9, 1996, between the Registrant and Biogen, Inc. (Filed as Exhibit 10.37 to Registrant's Annual Report on Form 10-K for the period ended December 31, 1996 (File No. 0-19910), and incorporated herein by reference.)

                 10.36 Restricted Stock Purchase Agreement, dated December 9, 1996, between the Registrant and Biogen, Inc. (Filed as
                        Exhibit 10.38 to Registrant's Annual Report on Form 10-K for the period ended December 31, 1996 (File
                        No. 0-19910), and incorporated herein by reference.)

                 10.37 Lease, dated April 10, 1997, by and between the Registrant and The Prudential Insurance Company of America. (Filed as Exhibit 10.55 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 0-19910), and incorporated herein by reference.)

                 10.38 Master Lease Agreement, dated October 6, 1997, by and between the Registrant and FINOVA Technology Finance, Inc.

                *10.39 1983 Incentive Stock Option Plan, amended as of September 11, 1984. (Filed as Exhibit 10.34 to Form S-1 Registration Statement (Registration No. 33-42159), or amendments thereto, and incorporated herein by reference.)

                *10.40 1987 Stock Plan, as amended on May 20, 1997. (Filed as Exhibit to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 0-19910), and incorporated herein by reference.)

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

                *10.46 Executive Severance Agreement, dated December 1, 1993, between Gregory Liposky and the Registrant (assumed as part of the Registrant's acquisition of the manufacturing facility from Verax Corporation). (Filed as Exhibit 10.51 to Registrant's Annual Report on Form 10-K for the period ended September 30, 1995 (File No. 0-19910), and incorporated herein by reference.)

                *10.47 Employment Agreement, dated July 17, 1995, between Michael M. Tarnow and the Registrant. (Filed as Exhibit
                        99.1 to Registrant's Report on Form 8-K for the August 31, 1995 Event (File No. 0-19910), and incorporated herein by reference.)

                *10.48  Employment Agreement, dated May 21, 1996, between Thomas
                        J. Facklam, Ph.D. and the Registrant. (Filed as Exhibit
                        99.2 to Registrant's Report on Form 8-K for the June 3, 1996 Event (File No. 0-19910), and incorporated herein by reference.)

                *10.49 $350,000 Promissory Note, dated September 6, 1996, from Michael Tarnow to the Registrant. (Filed as Exhibit
                        10.56 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997 (File No. 0-19910), and incorporated herein by reference.)

                *10.50 Employment Agreement, dated January 13, 1997, between Cheryl K. Lawton and the Registrant. (Filed as Exhibit
                        10.50 to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997 (File No. 0-19910), and incorporated herein by reference.)

                *10.51 Employment Agreement, dated February 18, 1997, between Steven L. Basta and the Registrant. (Filed as Exhibit
                        10.51 to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997 (File No. 0-19910), and incorporated herein by reference.)

                *10.52 $40,000 Promissory Note, dated July 11, 1997, from Gregory F. Liposky to the Registrant.

                *10.53 Employment Agreement, dated September 17, 1997 between Carl M. Cohen, Ph.D., and the Registrant.

                 21 Subsidiaries of the Registrant. (Filed as Exhibit 22 to Form S-1 Registration Statement (Registration No. 33-42159), or amendments thereto, and incorporated herein by reference.)

                 23.1   Independent Auditors' Consent.

                 27     Financial Data Schedule.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hopkinton, Massachusetts, on March 30, 1998.

                             CREATIVE BIOMOLECULES, INC.



                             By: /s/ Wayne E. Mayhew III
                                 -----------------------------------------------
                                     Wayne E. Mayhew III
                                     Vice President and Chief Financial Officer

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

          Signature                                  Capacity                                          Date
          ---------                                  --------                                          ----

/s/ Brian H. Dovey                   Chairman of the Board and Director                           March 30, 1998
---------------------------------
Brian H. Dovey

/s/ Michael M. Tarnow                President and Chief Executive Officer                        March 30, 1998
---------------------------------    and Director (principal executive officer)
Michael M. Tarnow

/s/ Charles Cohen, Ph.D.             Chief Scientific Officer and Director                        March 30, 1998
---------------------------------
Charles Cohen, Ph.D.

/s/ Wayne E. Mayhew III              Vice President and Chief Financial Officer,                  March 30, 1998
---------------------------------    Treasurer and Secretary (principal financial officer)
Wayne E. Mayhew III

/s/ Susan B. Blanton                 Controller (principal accounting officer)                    March 30, 1998
---------------------------------
Susan B. Blanton

/s/ Jeremy L. Curnock Cook           Director                                                     March 30, 1998
---------------------------------
Jeremy L. Curnock Cook

/s/ Martyn D. Greenacre              Director                                                     March 30, 1998
---------------------------------
Martyn D. Greenacre

/s/ Arthur J. Hale, M.D.             Director                                                     March 30, 1998
---------------------------------
Arthur J. Hale, M.D.

/s/ Suzanne D. Jaffe                 Director                                                     March 30, 1998
---------------------------------
Suzanne D. Jaffe

/s/ Michael Rosenblatt, M.D.         Director                                                     March 30, 1998
---------------------------------
Michael Rosenblatt, M.D.

/s/ James R. Tobin                   Director                                                     March 30, 1998
---------------------------------
James R. Tobin