Form 10-Q
period 1998-03-31
CREATIVE BIOMOLECULES INC
filed 1998-05-14
CIK 857121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

As of May 1, 1998, the registrant had 33,499,950 shares of common stock outstanding.

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Consolidated Balance Sheets - March 31, 1998 and
                         December 31, 1997                                     3

                    Consolidated Statements of Operations for the
                         three months ended March 31, 1998 and 1997            4

                    Consolidated Statements of Cash Flows for the
                         three months ended March 31, 1998 and 1997            5

                    Notes to Consolidated Financial Statements                 6

           Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                   7


PART II. OTHER INFORMATION

           Item 1.  Legal Proceedings                                         11

           Item 2.  Changes in Securities                                     11

           Item 3.  Defaults Upon Senior Securities                           11

           Item 4.  Submission of Matters to a Vote of Security Holders       11

           Item 5.  Other Information                                         11

           Item 6.  Exhibits and Reports on Form 8-K                          11


SIGNATURES

                   CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,       December 31,
                                                                                        1998              1997
                                                                                    ------------      ------------
                                                                                     (unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                                         $  2,197,845      $  2,158,909
  Marketable securities                                                               24,024,270        28,438,841
  Accounts receivable                                                                  5,111,286         4,572,518
  Inventory                                                                            1,199,658         1,249,330
  Prepaid expenses and other                                                             528,890           284,649
                                                                                    ------------      ------------
    Total current assets                                                              33,061,949        36,704,247
                                                                                    ------------      ------------
PROPERTY, PLANT AND EQUIPMENT - net                                                   17,134,493        17,245,338
                                                                                    ------------      ------------
OTHER ASSETS:
  Notes receivable - officer                                                             262,501           273,334
  Patents and licensed technology - net                                                  411,288           417,070
  Deferred patent application costs - net                                              4,510,668         4,220,080
  Deposits and other                                                                     128,809           177,930
                                                                                    ------------      ------------
    Total other assets                                                                 5,313,266         5,088,414
                                                                                    ------------      ------------
TOTAL                                                                               $ 55,509,708      $ 59,037,999
                                                                                    ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Lease obligations - current portion                                                    187,355           124,575
  Accounts payable                                                                     1,758,748         2,311,710
  Accrued liabilities                                                                    547,020           575,171
  Accrued compensation                                                                 1,708,566         1,312,274
  Deferred contract revenue                                                              875,000
                                                                                    ------------      ------------
    Total current liabilities                                                          5,076,689         4,323,730
                                                                                    ------------      ------------
LEASE OBLIGATIONS                                                                      2,315,178         2,004,927
                                                                                    ------------      ------------

STOCKHOLDERS' EQUITY:

  Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
  Common stock, $.01 par value, 50,000,000 shares authorized,
    33,493,544 shares and 33,392,582 shares issued and outstanding
    at March 31, 1998 and December 31, 1997, respectively                                334,935           333,926
  Additional paid-in capital                                                         140,791,870       140,465,512
  Accumulated deficit                                                                (93,008,964)      (88,090,096)
                                                                                    ------------      ------------
    Total stockholders' equity                                                        48,117,841        52,709,342
                                                                                    ------------      ------------
TOTAL                                                                               $ 55,509,708      $ 59,037,999
                                                                                    ============      ============






SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended
                                                          March 31,
                                                ------------------------------
                                                   1998                1997
                                                -----------        -----------
                                                         (unaudited)

REVENUE:
  Research and development contracts            $ 3,002,859        $ 2,751,473
  Manufacturing contracts                                              232,239
  Interest and other                                415,259            663,225
                                                -----------        -----------
    Total revenues                                3,418,118          3,646,937
                                                -----------        -----------
COSTS AND EXPENSES:
  Research and development                        6,297,867          5,579,053
  Manufacturing contracts                                              161,038
  General and administrative                      1,966,609          1,602,916
  Interest                                           72,510             52,472
                                                -----------        -----------
    Total costs and expenses                      8,336,986          7,395,479
                                                -----------        -----------
NET LOSS                                        $(4,918,868)       $(3,748,542)
                                                ===========        ===========
BASIC AND DILUTED LOSS PER SHARE                      ($.15)             ($.11)
                                                      =====              =====
SHARES FOR BASIC AND DILUTED                     33,442,341         32,853,617
                                                ===========        ===========















SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    1998                  1997
                                                                                -----------          ------------
                                                                                           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(4,918,868)         $ (3,748,542)
                                                                                -----------          ------------
  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
    Depreciation and amortization                                                   574,366               490,639
    Compensation expense                                                             10,833
    Increase (decrease) in cash from:
      Accounts receivable                                                          (538,768)             (169,875)
      Inventory and prepaid expenses                                               (194,569)             (287,598)
      Accounts payable and accrued liabilities                                     (184,821)           (1,231,061)
      Deferred contract revenue                                                     875,000             1,079,765
                                                                                -----------          ------------
        Total adjustments                                                           542,041              (118,130)
                                                                                -----------          ------------

  Net cash used for operating activities                                         (4,376,827)           (3,866,672)
                                                                                -----------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                                               (500,755)          (12,552,675)
  Sales of marketable securities                                                  4,915,326               317,712
  Expenditures for property, plant and equipment                                   (198,027)             (420,497)
  Expenditures for patents                                                         (333,746)             (281,672)
  Decrease in deposits and other                                                     49,121                99,784
                                                                                -----------          ------------

  Net cash provided by (used for) investing activities                            3,931,919           (12,837,348)
                                                                                -----------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of equity:
    Common stock - other                                                            327,367               553,657
 Increase in obligations under capital leases                                       193,524
 Repayments of obligations under capital leases                                     (37,047)              (12,744)
                                                                                -----------          ------------

  Net cash provided by financing activities                                         483,844               540,913
                                                                                -----------          ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 38,936           (16,163,107)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    2,158,909            38,248,988
                                                                                -----------          ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 2,197,845          $ 22,085,881
                                                                                ===========          ============
SUPPLEMENTAL DISCLOSURE OF
NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchased under capital lease obligations                $   216,554
                                                                                ===========





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. OPINION OF MANAGEMENT - The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. These statements are condensed and do not include all disclosures as required by generally accepted accounting principles. In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company's financial position at March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. The financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1997.

Interim results are not necessarily indicative of results for a full year and such results are subject to year-end adjustments and independent audit.

2. NEW ACCOUNTING STANDARDS - In January 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") Number 130 "Reporting Comprehensive Income" ("SFAS 130") and SFAS Number 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting comprehensive income and its components in the consolidated financial statements. SFAS 131 establishes standards for reporting information on operating segments in interim and annual financial statements. The adoption of SFAS 130 had no effect on the Company's business, results of operations or financial position for the three months ended March 31, 1998. The adoption of SFAS 131 had no effect on the Company's financial statement disclosures for the three months ended March 31, 1998.

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

           The Company's research agreements with collaborative partners have typically provided for the partial or complete funding of research and development for specified projects and royalties payable to the Company in exchange for licenses to market the resulting products. The Company is presently a party to major research collaborations with Stryker Corporation ("Stryker") to develop products for orthopaedic reconstruction and with Biogen, Inc. ("Biogen") to develop products for the treatment of renal disorders. Under the research portion of the collaboration with Stryker, the Company supplies OP-1 products to Stryker for clinical trials and other uses, provides clinical support and performs research work pursuant to work plans established periodically by the two companies. The current work plan established research objectives and funding through April 1998. The two companies currently are negotiating whether and to what extent Stryker will continue to provide financial support for research collaborations. In December 1996, the Company signed a Research Collaboration and License Agreement with Biogen (the "Biogen Research Agreement"). Under the research collaboration, the Company performs research work through December 1999 pursuant to work plans established periodically by the two companies, and supplies OP-1 to Biogen for preclinical and clinical uses. Although the Company is seeking and in the future may seek to enter into collaborative arrangements with respect to certain other projects, there can be no assurance that the Company will be able to obtain such agreements on acceptable terms or that the costs required to complete the projects will not exceed the funding available for such projects from the collaborative partners.

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

RESULTS OF OPERATIONS

           THREE MONTHS ENDED MARCH 31, 1998 AND 1997. The Company's total revenues for the three month periods ended March 31, 1998 and 1997 were $3,418,000 and $3,647,000, respectively. Research and development contract revenues increased 9% from $2,751,000 for the three month period ended March 31, 1997 to $3,003,000 for the three month period ended March 31, 1998. The increase in research and development contract revenues primarily is due to fluctuations in research funding from Stryker. The Company anticipates that research and development contract revenues for each of the remaining quarters in 1998 will be less than the three month period ended March 31, 1998 and less than the research and development contract revenues for the comparable periods in 1997 due to decreases in research funding from Stryker (see discussion under "Liquidity and Capital Resources" below). In addition, research and development contract revenues for the year ended December 31, 1997 included revenue from the supply of OP-1 to Biogen pursuant to the Biogen Research Agreement. The Company does not anticipate significant revenues from the supply of OP-1 to Biogen during the year ending December 31, 1998.

           Manufacturing contract revenues for the three month period ended March 31, 1997 reflect manufacturing for Biogen, under a Service Agreement separate from the Biogen Research Agreement and Manufacturing Contract, conducted at the Company's research facility in Hopkinton, Massachusetts. The Company does not anticipate significant manufacturing contract revenues during the year ending December 31, 1998.

           Interest revenues decreased 37% from $663,000 for the three month period ended March 31, 1997 to $415,000 for the three month period ended March 31, 1998. The decrease is due to a decrease in the average funds of the Company available for investment.

     The Company's total costs and expenses, consisting primarily of research and development expenses, increased 13% from $7,395,000 for the three month period ended March 31, 1997 to $8,337,000 for the three month period ended March 31, 1998. Research and development expenses increased 13% from $5,579,000 for the three month period ended March 31, 1997 to $6,298,000 for the three month period ended March 31, 1998. The increase in research and development expenses is due to expanded research and development activities, including work in preparation for the filing of a Pre-Market Approval ("PMA") application by Stryker for the bone graft substitute product, and research into neurological disease therapies and other indications proprietary to the Company. Stryker has initiated regulatory review of the bone graft substitute product following a 122 patient pivotal trial in the treatment of tibial non-union fractures which was presented at the American Academy of Orthopaedic Surgeons in March 1998. The filing will be done on a modular basis under a new regulatory review procedure initiated by the U.S. Food and Drug Administration ("FDA"). The first module has been submitted and Stryker has indicated to the Company that it expects the final module of the PMA application will be submitted by mid-year 1998. The Company anticipates that research and development expenses for each of the remaining quarters in 1998 will continue at amounts higher than the prior year due to expanded research and development activities, including work in preparation for the FDA's regulatory review of Stryker's bone graft substitute product, and research into neurological disease therapies and other indications proprietary to the Company.

           Cost of manufacturing contracts for the three month period ended March 31, 1997 consists of the costs associated with the manufacturing for Biogen, discussed under manufacturing contract revenues above.

           General and administrative expenses increased 23% from $1,603,000 for the three month period ended March 31, 1997 to $1,967,000 for the three month period ended March 31, 1998. The increase is due to an increase in executive staff. General and administrative expenses for the three month period ended March 31, 1998 are consistent with general and administrative expenses for the three month period ended December 31, 1997. The Company anticipates that general and administrative expenses for the remaining quarters in 1998 will continue at amounts consistent with the three month period ended March 31, 1998 but at amounts higher than the comparable periods in 1997.

           Interest expense increased 40% from $52,000 for the three month period ended March 31, 1997 to $73,000 for the three month period ended March 31, 1998. The increase is due to an increase in obligations under capital leases. In October 1997, the Company entered into a master lease agreement for the sale and leaseback or lease of up to $2,000,000 of laboratory and office equipment, of which $900,000 is outstanding at March 31, 1998. See discussion under "Liquidity and Capital Resources" below.

           As a result of the foregoing, the Company incurred a net loss of $4,919,000 for the three month period ended March 31, 1998 compared to a net loss of $3,749,000 for the three month period ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

           At March 31, 1998, the Company's principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $26,222,000, a $15,000,000 unsecured line of credit from Biogen and $1,100,000 remaining on an equipment lease line, as discussed further below.

           The Company increased its investment in property, plant and equipment to $31,699,000 at March 31, 1998 from $31,378,000 at December 31, 1997. The
Company currently plans to spend up to approximately $7,000,000 in the year ending December 31, 1998 in leasehold improvements, equipment purchases and validation expenses required to obtain FDA approval of the manufacturing facility and to expand the Company's research, development and manufacturing capabilities. In October 1997, the Company entered into a master lease agreement for the sale and leaseback or lease of up to $2,000,000 of laboratory and office equipment. At March 31, 1998, $1,100,000 is available under this lease commitment.

           The Company's collaborative agreements with Stryker provide for research payments to the Company and royalty payments to the nonseller from sales of any OP-1 products. The Company also has the exclusive right to supply Stryker's worldwide commercial requirements for OP-1 products for use in orthopaedic reconstruction. Under the research portion of the collaboration, the Company supplies OP-1 products to Stryker for clinical trials and other uses and provides clinical support and performs research work pursuant to work plans established periodically by the two companies. The current work plan established research objectives and funding through April 1998. The two companies currently are negotiating whether and to what extent Stryker will continue to provide financial support for research collaborations.

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

           The Company anticipates that its existing capital resources should enable it to maintain its current and planned operations through late 1999. The Company expects to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials. The Company's ability to continue funding its planned operations beyond late 1999 is dependent upon its ability to generate sufficient cash flow from collaborative arrangements and manufacturing contracts, and to obtain additional funds through equity or debt financings, or from other sources of financing, as may be required. The Company is seeking additional collaborative arrangements and also expects to raise funds through one or more financing transactions, as conditions permit. Over the longer term, because of the Company's significant long-term capital requirements, the Company intends to raise funds when conditions are favorable, even if it does not have an immediate need for additional capital at such time. If substantial additional funding is not available, the Company's business will be materially and adversely affected.

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

ITEM 5.    OTHER INFORMATION.

           Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibits

           Exhibit
           Number     Description
           -------    -----------

           27         Financial Data Schedule.

(b)        Reports on Form 8-K.

           No reports on Form 8-K were filed during the three month period ended March 31, 1998.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hopkinton, Massachusetts, on May 14, 1998.

                                  CREATIVE BIOMOLECULES, INC.



                                  By: /s/ Wayne E. Mayhew III
                                      ------------------------------------------
                                      Wayne E. Mayhew III
                                      Vice President and Chief Financial Officer



                                  By: /s/ Susan B. Blanton
                                      ------------------------------------------
                                      Susan B. Blanton
                                      Controller

                                  EXHIBIT INDEX

Exhibit
Number     Description
-------    -----------

27         Financial Data Schedule