Form 10-Q
period 1998-06-30
CREATIVE BIOMOLECULES INC
filed 1998-08-14
CIK 857121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

As of August 6, 1998, the registrant had 33,617,975 shares of common stock outstanding.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets - June 30, 1998 and December 31,
                   1997                                                                   3

                 Consolidated Statements of Operations for the three months and
                   six months ended June 30, 1998 and 1997                                4

                 Consolidated Statements of Cash Flows for the six months ended
                   June 30, 1998 and 1997                                                 5

                 Notes to Consolidated Financial Statements                               6


         Item 2. Management's Discussion and Analysis
                   of Financial Condition and Results of Operations                       8


PART II. OTHER INFORMATION

               Item 1.        Legal Proceedings                                          13

               Item 2.        Changes in Securities and Use of Proceeds                  13

               Item 3.        Defaults Upon Senior Securities                            14

               Item 4.        Submission of Matters to a Vote of Security Holders        14

               Item 5.        Other Information                                          15

               Item 6.        Exhibits and Reports on Form 8-K                           15


SIGNATURES

                   CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                          June 30,       December 31,
                                                                            1998            1997
                                                                       -------------    -------------
                                                                        (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                            $   6,374,213    $   2,158,909
  Marketable securities                                                   39,524,981       28,438,841
  Accounts receivable                                                      1,343,366        4,572,518
  Inventory                                                                1,421,052        1,249,330
  Prepaid expenses and other                                                 493,040          284,649
                                                                       -------------    -------------
    Total current assets                                                  49,156,652       36,704,247
                                                                       -------------    -------------

PROPERTY, PLANT AND EQUIPMENT - net                                       18,200,262       17,245,338
                                                                       -------------    -------------

OTHER ASSETS:
  Notes receivable - officers                                                260,005          273,334
  Patents and licensed technology - net                                      412,391          417,070
  Deferred patent application costs - net                                  4,796,253        4,220,080
  Deposits and other                                                         145,579          177,930
                                                                       -------------    -------------
    Total other assets                                                     5,614,228        5,088,414
                                                                       -------------    -------------
TOTAL                                                                  $  72,971,142    $  59,037,999
                                                                       =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Lease obligations - current portion                                        247,057          124,575
  Accounts payable                                                         2,299,261        2,311,710
  Accrued liabilities                                                        776,228          575,171
  Accrued compensation                                                     1,120,644        1,312,274
                                                                       -------------    -------------
     Total current liabilities                                             4,443,190        4,323,730
                                                                       -------------    -------------

LEASE OBLIGATIONS                                                          2,537,092        2,004,927
                                                                       -------------    -------------


SERIES PREFERRED STOCK, $.01 par value,
   25,000 shares issued and outstanding at June 30, 1998,
   liquidation preference of $25,116,438 at June 30, 1998                 23,870,293
                                                                       -------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000 shares authorized,
    25,000 shares and none issued and outstanding at June 30, 1998 and December 31, 1997, respectively
  Common stock, $.01 par value, 100,000,000 shares authorized,
    33,582,620 shares and 33,392,582 shares issued and outstanding at
    June 30, 1998 and December 31, 1997, respectively                        335,826          333,926
  Additional paid-in capital                                             141,054,299      140,465,512
  Accumulated deficit                                                    (99,269,558)     (88,090,096)
                                                                       -------------    -------------
    Total stockholders' equity                                            42,120,567       52,709,342
                                                                       -------------    -------------
TOTAL                                                                  $  72,971,142    $  59,037,999
                                                                       =============    =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended               Six Months Ended
                                       ----------------------------    ----------------------------
                                         June 30,        June 30,        June 30,        June 30,
                                           1998            1997            1998            1997
                                       ------------    ------------    ------------    ------------
REVENUE:
  Research and development contracts   $  1,800,615    $  3,137,593    $  4,803,474    $  5,889,065
  Manufacturing contracts                      --           161,687            --           393,926
  Interest and other                        480,175         616,951         895,435       1,280,177
                                       ------------    ------------    ------------    ------------
    Total revenues                        2,280,790       3,916,231       5,698,909       7,563,168
                                       ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
  Research and development                6,130,923       6,437,127      12,428,790      12,016,180
  Manufacturing contracts                      --           112,720            --           273,758
  General and administrative              2,171,785       1,536,937       4,138,395       3,139,853
  Interest                                   86,633          52,882         159,143         105,354
                                       ------------    ------------    ------------    ------------
       Total costs and expenses           8,389,341       8,139,666      16,726,328      15,535,145
                                       ------------    ------------    ------------    ------------

NET LOSS                                 (6,108,551)     (4,223,435)    (11,027,419)     (7,971,977)
                                       ------------    ------------    ------------    ------------

ACCRETION ON SERIES
PREFERRED STOCK
                                           (152,043)            --         (152,043)            --
                                       ------------    ------------    ------------    ------------
NET LOSS APPLICABLE TO
COMMON STOCKHOLDERS                    $ (6,260,594)   $ (4,223,435)   $(11,179,462)   $ (7,971,977)
                                       ============    ============    ============    ============

BASIC AND DILUTED
LOSS PER COMMON SHARE                  $       (.19)   $       (.13)   $       (.33)   $       (.24)
                                       ============    ============    ============    ============

COMMON SHARES FOR BASIC AND DILUTED      33,507,137      33,016,188      33,474,918      32,934,903
                                       ============    ============    ============    ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Six Months Ended
                                                                            June 30,
                                                                   ----------------------------
                                                                       1998            1997
                                                                   ------------    ------------
                                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(11,027,419)   $ (7,971,977)
                                                                   ------------    ------------
  Adjustment to reconcile net loss to net cash
   provided by (used for) operating
   activities:
    Depreciation and amortization                                     1,285,577       1,037,675
    Consulting expense                                                     --           196,500
    Compensation expense                                                 13,329            --
    Increase (decrease) in cash from:
       Accounts receivable                                            3,229,152      (2,470,176)
       Inventory and prepaid expenses                                  (380,113)       (166,785)
       Accounts payable and accrued liabilities                          (3,022)       (775,917)
       Deferred contract revenue                                           --             6,250
                                                                   ------------    ------------
          Total adjustments                                           4,144,923      (2,172,453)
                                                                   ------------    ------------

  Net cash used for operating activities                             (6,882,496)    (10,144,430)
                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                                (22,938,601)    (21,572,059)
  Sales of marketable securities                                     11,852,461       4,344,070
  Expenditures for property, plant and equipment                     (1,596,529)     (1,606,163)
  Expenditures for patents                                             (673,361)       (611,923)
  Decrease in deposits and other                                         32,351         110,598
                                                                   ------------    ------------

  Net cash used for investing activities                            (13,323,679)    (19,335,477)
                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of equity:
    Series Preferred Stock                                           25,000,000            --
    Common Stock - other                                                590,687         933,348
  Cost of raising equity                                             (1,281,750)           --
  Increase in obligations under capital leases                          193,524            --
  Repayments of obligations under capital leases                        (80,982)        (26,582)
                                                                   ------------    ------------

  Net cash provided by financing activities                          24,421,479         906,766
                                                                   ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  4,215,304     (28,573,141)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        2,158,909      38,248,988
                                                                   ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  6,374,213    $  9,675,847
                                                                   ============    ============
SUPPLEMENTAL DISCLOSURES OF
NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchased under capital lease obligations   $    542,105
                                                                   ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Opinion of Management - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. These statements are condensed and do not include all disclosures as required by generally accepted accounting principles. In the opinion of management, the financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company's financial position and the results of operations and cash flows for the periods presented. The financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1997.

Interim results are not necessarily indicative of results for a full year and such results are subject to year-end adjustments and independent audit.

2. New Accounting Standards - The Financial Accounting Standards Board has issued two new statements that became effective in reporting periods after December 15, 1997. Statement of Financial Accounting Standards ("SFAS") Number 130 "Reporting Comprehensive Income" ("SFAS 130") establishes standards for reporting comprehensive income and its components in the consolidated financial statements. SFAS Number 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information on operating segments in interim and annual financial statements. The Company adopted both standards on January 1, 1998. The adoption of SFAS 130 and SFAS 131 resulted in no additional reporting as the Company has no other items of comprehensive income or loss and does not have multiple operating segments.

3. Series 1998/A Convertible Preferred Stock - On May 27, 1998 (the "Issue Date"), the Company completed a private placement with three institutional investors (the "Investors") for the sale of 25,000 shares of Series 1998/A Convertible Preferred Stock, $.01 par value per share (the "Series Preferred Stock"), with a stated value of $1,000 per share resulting in gross proceeds of $25,000,000. Issuance costs totaled approximately $1,282,000 (offset against the Series Preferred Stock proceeds in the accompanying balance sheet at June 30,
1998). Accretion of the issuance costs will be recorded on the interest method over three years.

The Series Preferred Stock is convertible into the number of shares of the Company's common stock, $.01 par value per share (the "Common Stock") equal to the stated value plus accretion of 5% per annum divided by the then applicable conversion price. The conversion price is equal to the average of the five lowest closing bid prices of the Common Stock during the twenty consecutive trading days immediately preceding the conversion date (the "Conversion Price"). From the Issue Date through May 1999, the Conversion Price may not exceed $10.00. From June 1999 through January 2000, the Conversion Price may not exceed $11.00. The Investors are subject to certain limits on the number of shares of Series Preferred Stock that they can convert per month from the Issue Date through January 2000 and no Investor will be permitted at any time to convert an amount of shares of Series Preferred Stock which would result in such Investor owning more than 4.9% of the then outstanding Common Stock.

The Series Preferred Stock is subject to redemption at varying percentages of the stated value plus the accretion of 5% per annum. The Company may redeem all or a portion of the Series Preferred Stock (i) at a redemption percentage of 115% or (ii) if the market price of the Common Stock falls below certain thresholds, at a redemption percentage of 105%. The Company may also redeem the Series Preferred Stock in connection with certain acquisitions of the Company at redemption percentages ranging from 125% to 135%. Upon the occurrence of certain events described in the Certificate of Designations, the Company may be required to redeem the Series Preferred Stock at a redemption percentage of 110%. If the market price of the Common Stock falls below certain thresholds, the Company may be required to redeem a portion of the outstanding Series Preferred Stock at a redemption percentage of 100%. Any shares of Series Preferred Stock not converted into Common Stock by May 2001 will convert into Common Stock at the then effective Conversion Price.

4. Stock Plans - In April 1998, the Board of Directors adopted and in June 1998, the stockholders of the Company approved the 1998 Stock Plan (the "1998 Plan"), which permits the granting of incentive and non-qualified stock options to consultants, employees or officers of the Company at prices determined by the Board of Directors. The number of shares of Common Stock subject to the 1998 Plan is 3,000,000. Also in June 1998, the stockholders of the Company voted to amend the Company's Employee Stock Purchase Plan to increase by 250,000 from 500,000 to 750,000 the aggregate number of shares of Common Stock which may be purchased by eligible employees.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

            To date, most of the Company's revenues have been derived from research and development payments and license fees under agreements with collaborative partners. In 1996 and 1995, a significant portion of the Company's revenues also were derived from contract manufacturing. The Company anticipates that over the next several years its revenues will be derived primarily from agreements with collaborative partners and from contract manufacturing. The Company has been unprofitable since its inception and expects to incur additional operating losses over the next several years.

            The Company's research agreements with collaborative partners have typically provided for the partial or complete funding of research and development for specified projects and royalties payable to the Company in exchange for licenses to market the resulting products. The Company is presently a party to major research collaborations with Stryker Corporation ("Stryker") to develop products for orthopaedic reconstruction and with Biogen, Inc. ("Biogen") to develop products for the treatment of renal disorders. Under the research portion of the collaboration with Stryker, the Company supplies OP-1 products to Stryker for clinical trials and other uses, provides clinical support and performs research work pursuant to work plans established periodically by the two companies. The current work plan established research objectives and funding through June 1998. The two companies currently are negotiating whether and to what extent Stryker will continue to provide financial support for research work. During the current negotiations, the Company continues to supply OP-1 products to Stryker, provide clinical support and perform research work pursuant to work plans established on a month to month basis by the two companies. In December 1996, the Company signed a Research Collaboration and License Agreement with Biogen (the "Biogen Research Agreement"). Under the Biogen Research Agreement, the Company will perform research work through December 1999 pursuant to work plans established periodically by the two companies. Although the Company is seeking and in the future may seek to enter into collaborative arrangements with respect to certain other projects, there can be no assurance that the Company will be able to obtain such agreements on acceptable terms or that the costs required to complete the projects will not exceed the funding available for such projects from the collaborative partners.

            The Company's manufacturing contracts provide for technical collaboration and manufacturing for third parties at the Company's manufacturing facility in Lebanon, New Hampshire and at the Company's research facility in Hopkinton, Massachusetts. The Company is presently a party to a manufacturing contract with Biogen (the "Manufacturing Contract") to produce several of Biogen's protein-based therapeutic candidates. The companies agreed that the supply of OP-1 to Biogen pursuant to the Biogen Research Agreement during 1997 satisfied Biogen's 1997 obligation under the Manufacturing Contract. The companies also agreed to extend the Manufacturing Contract for two years through 1999, with Biogen having the option, but not the obligation, to use the manufacturing facility for a mutually agreeable number of months in one of the two years. Although the Company is seeking additional manufacturing contracts for available cell culture and bacterial fermentation capacity, there can be no assurance that the Company will be able to obtain such contracts on acceptable terms, if at all.

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

RESULTS OF OPERATIONS

            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997. The Company's total revenues for the three and six month periods ended June 30, 1998 were $2,281,000 and $5,699,000, respectively. This compared to total revenues of $3,916,000 and $7,563,000 for the three and six month periods ended June 30, 1997, respectively. Research and development contract revenues decreased 43% to $1,801,000 for the three month period ended June 30, 1998 from $3,138,000 for the three month period ended June 30, 1997 and 18% to $4,803,000 for the six month period ended June 30, 1998 from $5,889,000 for the six month period ended June 30, 1997. The decrease in research and development contract revenues is due to a reduction in research funding from Stryker. The Company anticipates that research and development contract revenues for each of the remaining quarters in 1998 will be less than the three month period ended June 30, 1998 and less than the research and development contract revenues for the comparable periods in 1997 due to decreases in research funding from Stryker (see discussion under "Liquidity and Capital Resources" below). In addition, research and development contract revenues for the six month period ended June 30, 1997 included revenue from the supply of OP-1 to Biogen pursuant to the Biogen Research Agreement. The Company does not anticipate significant revenues from the supply of OP-1 to Biogen during the year ending December 31, 1998.

            Manufacturing contract revenues for the three and six month periods ended June 30, 1997 reflect manufacturing for Biogen, under a Service Agreement separate from the Biogen Research Agreement and Manufacturing Contract, conducted at the Company's research facility in Hopkinton, Massachusetts.

            Interest revenues decreased 22% to $480,000 for the three month period ended June 30, 1998 from $617,000 for the three month period ended June 30, 1997 and 30% to $895,000 for the six month period ended June 30, 1998 from $1,280,000 for the six month period ended June 30, 1997. The decrease is due to a decrease in the average funds available for investment. The Company anticipates that interest income in each of the remaining quarters of 1998 will be higher than for the six month period ended June 30, 1998 due to an increase in the average funds available for investment. In May 1998, the Company sold 25,000 shares of Series Preferred Stock. Net proceeds to the Company, after deducting fees and other expenses of the offering, were approximately $23,700,000. See discussion under "Liquidity and Capital Resources" below.

            The Company's total costs and expenses were $8,389,000 and $16,726,000 for the three and six month periods ended June 30, 1998, respectively. This compared to total costs and expenses of $8,140,000 and $15,535,000 for the three and six month periods ended June 30, 1997, respectively. Research and development expenses, decreased 5% to $6,131,000 for the three month period ended June 30, 1998 from $6,437,000 for the three month period ended June 30, 1997 and increased 3% to $12,429,000 for the six month period ended June 30, 1998 from $12,016,000 for the six month period ended June 30, 1997. Research and development activities for the three and six month periods ended June 30, 1998 include work in preparation for the filing of a Pre-Market Approval ("PMA") application and work in preparation for the U.S. Food and Drug Administration's ("FDA") regulatory review of Stryker's bone graft substitute product, research into renal disease therapy as part of the Biogen collaboration and research into neurological disease therapies and other indications proprietary to the Company. Stryker has initiated regulatory review of the bone graft substitute product following a 122 patient pivotal trial in the treatment of tibial non-union fractures which was presented at the American Academy of Orthopaedic Surgeons in March 1998. The filing will be done on a modular basis under a new regulatory review procedure initiated by the FDA. Two of the three modules have been submitted and the FDA review is ongoing. In connection with the review of the manufacturing module, the Company is currently revalidating certain manufacturing processes. The Company expects that this revalidation will be completed and that the submission of the modular PMA to the FDA will be completed in the fall of 1998. As part of the Biogen collaboration, the two companies are conducting extensive preclinical studies to understand questions associated with the development of OP-1 as a therapy for acute and chronic renal failure. Based upon these data, the Company and Biogen expect to determine the appropriate future development plans and time line for the renal program. The Company anticipates that research and development expenses for each of the remaining quarters in 1998 will continue at amounts consistent with the three month period ended June 30, 1998.

            Cost of manufacturing contracts for the three and six month period ended June 30, 1997 consists of the costs associated with the manufacturing for Biogen, discussed under manufacturing contract revenues above.

            General and administrative expenses increased 41% to $2,172,000 for the three month period ended June 30, 1998 from $1,537,000 for the three month period ended June 30, 1997 and 32% to $4,138,000 for the six month period ended June 30, 1998 from $3,140,000 for the six month period ended June 30, 1997. The increase is primarily due to added headcount and higher consulting expenses. The Company anticipates that general and administrative expenses for each of the remaining quarters in 1998 will continue at amounts consistent with the three month period ended June 30, 1998 but at amounts higher than the comparable periods in 1997.

            Interest expense increased 64% to $87,000 for the three month period ended June 30, 1998 from $53,000 for the three month period ended June 30, 1997 and 51% to $159,000 for the six month period ended June 30, 1998 from $105,000 for the six month period ended June 30, 1997. The increase is due to an increase in obligations under capital leases. In October 1997, the Company entered into a master lease agreement for the sale and leaseback or lease of up to $2,000,000 of laboratory and office equipment, of which $1,218,000 is outstanding at June 30, 1998. See discussion under "Liquidity and Capital Resources" below.

            As a result of the foregoing, the Company incurred a net loss of $6,109,000 and $11,027,000 for the three and six month periods ended June 30, 1998, respectively, compared to a net loss of $4,223,000 and $7,972,000 for the three and six month periods ended June 30, 1997, respectively.

            Accretion on Series Preferred Stock includes $116,000 calculated at the rate of 5% per annum of $25,000,000 of Series Preferred Stock from the Issue Date through June 30, 1998 and $36,000 of accretion of issuance costs related to the sale of Series Preferred Stock.

            The net loss applicable to common stockholders for the three and six month periods ended June 30, 1998 reflects the net loss and the accretion on Series Preferred Stock mentioned in the paragraphs above.

LIQUIDITY AND CAPITAL RESOURCES

            At June 30, 1998, the Company's principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $45,899,000, a $15,000,000 unsecured line of credit from Biogen and $782,000 remaining on an equipment lease line, as discussed further below.

            On May 27, 1998, the Company completed a private placement with three institutional investors for the sale of 25,000 shares of Series Preferred Stock, with a stated value of $1,000 per share resulting in net proceeds of approximately $23,718,000.

            The Series Preferred Stock is convertible into the number of shares of the Company's Common Stock, equal to the stated value plus accretion of 5% per annum divided by the then applicable Conversion Price. The Conversion Price is equal to the average of the five lowest closing bid prices of the Common Stock during the twenty consecutive trading days immediately preceding the conversion date. From the Issue Date through May 1999, the Conversion Price may not exceed $10.00. From June 1999 through January 2000, the Conversion Price may not exceed $11.00. The Investors are subject to certain limits on the number of shares of Series Preferred Stock that they can convert per month from the Issue Date through January 2000 and no Investor will be permitted at any time to convert an amount of shares of Series Preferred Stock which would result in such Investor owning more than 4.9% of the then outstanding Common Stock.

            The Series Preferred Stock is subject to redemption at varying percentages of the stated value plus the accretion of 5% per annum. The Company may redeem all or a portion of the Series Preferred Stock (i) at a redemption percentage of 115% or (ii) if the market price of the Common Stock falls below certain thresholds, at a redemption percentage of 105%. The Company may also redeem the Series Preferred Stock in connection with certain acquisitions of the Company at redemption percentages ranging from 125% to 135%. Upon the occurrence of certain events described in the Certificate of Designations, the Company may be required to redeem the Series Preferred Stock at a redemption percentage of 110%. If the market price of the Common Stock falls below certain thresholds, the Company may be required to redeem a portion of the outstanding Series Preferred Stock at a redemption percentage of 100%. Any shares of Series Preferred Stock not converted into Common Stock by May 2001 will convert into Common Stock at the then effective Conversion Price.

            The Company increased its investment in property, plant and equipment to $33,016,000 at June 30, 1998 from $31,378,000 at December 31, 1997.
The Company currently plans to spend up to approximately $7,000,000 in the year ending December 31, 1998 in leasehold improvements, equipment purchases and validation expenses required to obtain FDA approval of the manufacturing facility and to expand the Company's research, development and manufacturing capabilities. In October 1997, the Company entered into a master lease agreement for the sale and leaseback or lease of up to $2,000,000 of laboratory and office equipment. At June 30, 1998, $782,000 is available under this lease commitment.

            The Company's collaborative agreements with Stryker provide for research payments to the Company and royalty payments to the nonseller from sales of any OP-1 products. The Company also has the exclusive right to supply Stryker's worldwide commercial requirements for OP-1 products for use in orthopaedic reconstruction. Under the research portion of the collaboration, the Company supplies OP-1 products to Stryker for clinical trials and other uses and provides clinical support and performs research work pursuant to work plans established periodically by the two companies. The current work plan established research objectives and funding through June 1998. The two companies currently are negotiating whether and to what extent Stryker will continue to provide financial support for research collaborations. During the current negotiations, the Company continues to supply OP-1 products to Stryker, provide clinical support and perform research work pursuant to work plans established on a month to month basis by the two companies.

            In December 1996, the Company signed the Biogen Research Agreement to collaborate on the development of the Company's morphogenic protein, OP-1, for the treatment of renal disorders. Under the agreement, the Company granted to Biogen exclusive worldwide rights to manufacture, market and sell OP-1 for the treatment of renal disease. Biogen paid a $10,000,000 license fee in 1996 and made an $18,000,000 equity investment in Common Stock at a premium over the then-current market price per share. In addition, the agreement provides for $10,500,000 in research funding over a three year period ending December 31, 1999. Biogen also will pay up to an additional $69,000,000 upon the attainment of certain milestones and make available a $15,000,000 line of credit. The Biogen Research Agreement further provides for the payment of royalties to the Company based on product sales. The Company may draw upon the $15,000,000 line of credit over the next two years to fund the research and development of small molecule products based on OP-1. Advances are limited to $10,000,000 in 1998 and the remaining balance in 1999. In exchange for the line of credit, Biogen received an option to obtain an exclusive, worldwide license to OP-1 based small molecule products for the treatment of renal disorders. In the event Biogen exercises its option, Biogen will forgive the lesser of $10,000,000 or the principal amount outstanding under the line of credit. The remaining principal, together with all accrued and unpaid interest is due and payable five years from the date of the first advance and may be repaid, at the Company's option, in either cash, Common Stock or reduction of royalties due the Company from Biogen.

            In September 1994, the Company signed a three year manufacturing contract with Biogen to produce in the Company's manufacturing facility in Lebanon, New Hampshire several of Biogen's protein-based therapeutic candidates for use in Biogen's clinical trials. The contract covered the period from January 1995 through December 1997. As part of the research collaboration, the two companies agreed to extend the Manufacturing Contract for two years through December 31, 1999, with Biogen having the option, but not the obligation, to use the manufacturing facility for a mutually agreeable number of months in one of the two extension years. To enable the Company to meet its obligations under the Manufacturing Contract, Biogen financed the construction of a 7,000 square foot addition to the present facility for cGMP production using bacterial fermentation at an estimated total cost of $3,500,000. The Company agreed to reimburse Biogen for the construction costs and leasehold improvements at the end of the contract term, including the extension, at an amount equal to Biogen's construction costs less $300,000 and less all accumulated depreciation. The reimbursement to Biogen is estimated to be no more than $2,500,000. Biogen also agreed to lease equipment to the Company for the operation of such portion of the facility and for cGMP production using bacterial fermentation by the Company at an estimated total cost of $2,100,000, as provided in an equipment lease agreement. The Company has the option to purchase the equipment at the end of the extended lease term for an amount equal to its then fair market value or for such other amount as is negotiated by the two parties.

            The Company anticipates that its existing capital resources, including the net proceeds of the private placement in May 1998, should enable it to maintain its current and planned operations through late 2000. The

Company expects to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials. The Company's ability to continue funding its planned operations beyond late 2000 is dependent upon its ability to generate sufficient cash flow from collaborative arrangements and manufacturing contracts, and to obtain additional funds through equity or debt financings, or from other sources of financing, as may be required. The Company is seeking additional collaborative arrangements and also expects to raise funds through one or more financing transactions, as conditions permit. Over the longer term, because of the Company's significant long-term capital requirements, the Company intends to raise funds when conditions are favorable, even if it does not have an immediate need for additional capital at such time. If substantial additional funding is not available, the Company's business will be materially and adversely affected.

CAUTIONARY FACTORS WITH RESPECT TO FORWARD-LOOKING STATEMENTS

            This Form 10-Q contains forward-looking statements which are based on management's current expectations and which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. The Company cautions investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to the following: uncertainty as to timing of and the Company's ability to commercialize its products; the Company's reliance on its lead product candidate and the Company's lack of control over the research, clinical progress and regulatory filings of several applications of its products, which are controlled by the Company's collaborative partners; the Company's reliance on current and prospective collaborative partners to supply funds for research and development and to commercialize its products; intense competition related to the research and development of morphogenic and other proteins for various applications and therapies and the possibility that others may discover or develop, and the Company may not be able to gain rights with respect to, the technology necessary to commercialize its products; the Company's lack of experience in commercial manufacturing and unproven ability to manufacture products on a large scale; the Company's lack of marketing and sales experience and the risk that any products that the Company develops may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that the Company expects to target; uncertainty as to whether there will exist adequate reimbursement for the Company's products from government, private health insurers and other organizations; and uncertainties as to the extent of future government regulation of the Company's business. As a result, the Company's future development and commercialization efforts involve a high degree of risk.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

            Not Applicable.


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a) On May 26, 1998, the Company filed a Certificate of Designations, Preferences and Rights of Series 1998/A Convertible Preferred Stock (the "Certificate of Designations"), which amended the Company's Restated Certificate of Incorporation (the "Restated Certificate") to create a new series of preferred stock designated as Series 1998/A Convertible Preferred Stock (the "Series Preferred Stock"). Pursuant to the Certificate of Designations, the shares of Series Preferred Stock ranks senior to the Company's Common Stock, par value $.01 per share (the "Common Stock"), now or hereafter issued, as to payment of dividends and distribution of assets upon liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary. In addition, at the Annual Meeting of Stockholders of the Company held on June 16, 1998, the Restated Certificate was amended to increase the authorized number of shares of Common Stock by 50,000,000 from 50,000,000 to 100,000,000.

(b) On May 26, 1998, the Company filed the Certificate of Designations, which amended the Company's Restated Certificate to create the Series Preferred Stock. Pursuant to the Certificate of Designations, the shares of Series Preferred Stock ranks senior to the Company's Common Stock , now or hereafter issued, as to payment of dividends and distribution of assets upon liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary.

(c) (1) Securities sold. (A) On May 27, 1998, the Company sold 25,000 shares (the "Preferred Shares") of Series Preferred Stock. (B) On June 1, 1998, the Company issued a total of 14,779 shares (the "Warrant Shares") of its Common Stock.

            (2) Underwriters and other purchasers. (A) No underwriters were involved in the transaction. Diaz & Altschul Capital, LLC was the placement agent in the transaction. The Company sold the Preferred Shares to three institutional investors. (B) No underwriters were involved in the transaction. The Company issued the Warrant Shares pursuant to the cashless exercise of a warrant held by an institutional investor.

            (3) Consideration. (A) The Preferred Shares were sold for an aggregate purchase price of $25,000,000. In consideration for its services as placement agent, the Company paid Diaz & Altschul Capital, LLC a fee of $1,187,500. (B) The Warrant Shares were issued at an exercise price of $2.385 per share for an aggregate exercise price of $35,247.92.

            (4) Exemption from registration claimed. (A) The Preferred Shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"), because the transaction did not involve any public offering by the Company. (B) The Warrant Shares were issued in reliance upon Section 4(2) of the Act because the transaction did not involve any public offering by the Company.

            (5) Terms of conversion or exercise. (A) Each Preferred Share is convertible into the number of shares of Common Stock equal to the stated value plus accretion of 5% per annum divided by the then applicable Conversion Price. The "Conversion Price" is equal to the average of the five lowest closing bid prices of the Common Stock during the 20 consecutive trading days immediately preceding the date of conversion. From the issuance date through May 1999 and from June 1999 through January 2000 the Conversion Price may not exceed $10.00 and $11.00, respectively. In addition, there are certain limits on the number of Preferred Shares that can be converted at certain times and no investor will be permitted at any time to convert an amount of Preferred Shares which would result in such investor owning more than 4.9% of the then outstanding Common Stock. (B) Not applicable.

            (6) Use of Proceeds. (A) Not applicable. (B) Not applicable.

(d)         Not applicable.



ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

            Not Applicable.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            The Annual Meeting of Stockholders of the Company was held on June 16, 1998. The following actions were voted upon by the stockholders at the Annual Meeting:

            1. The following persons were elected as Directors of the Company and the number of votes cast for and withheld for each nominee for Director is set forth below:

                                                                                  Votes
               Name                                             Votes For       Withheld
               ----                                             ---------       --------
               Brian H. Dovey (term expiring in 2001)           26,429,735      1,253,390
               Arthur J. Hale, M.D. (term expiring in 2001)     26,430,485      1,252,640
               Michael M. Tarnow (term expiring in 2001)        26,397,452      1,285,673

            The terms of office of the following persons as Directors of the Company continued after the meeting:

               Martyn D. Greenacre (term expiring in 1999)
               Michael Rosenblatt, M.D. (term expiring in 1999) James R. Tobin (term expiring in 1999)
               Charles Cohen, Ph.D. (term expiring in 2000)
               Jeremy Curnock Cook (term expiring in 2000)
               Suzanne Denbo Jaffe (term expiring in 2000)

            2. The stockholders of the Company voted to amend the Company's Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock by 50,000,000 from 50,000,000 to 100,000,000. The record votes cast by the holders of shares of Common Stock of the Company entitled to vote for or against, as well as the number of abstentions and shares not voted were as follows:
            25,714,661 shares FOR, 1,901,312 shares AGAINST, 67,152 shares ABSTAINED and 5,815,269 shares NOT VOTED.

            3. The stockholders of the Company voted to approve the 1998 Stock Plan. The record votes cast by the holders of shares of Common Stock of the Company entitled to vote for or against, as well as the number of abstentions, broker no votes and shares not voted were as follows: 10,033,318 shares FOR, 5,968,182 shares AGAINST, 1,805,648 shares ABSTAINED, 9,875,977 BROKER NO VOTES and 5,815,269 shares NOT VOTED.

            4. The stockholders of the Company voted to amend the Company's Employee Stock Purchase Plan to increase by 250,000 from 500,000 to 750,000 the aggregate number of shares of Common Stock which may be purchased by eligible employees. The record votes cast by the holders of shares of Common

            Stock of the Company entitled to vote for or against, as well as the number of abstentions, broker no votes and shares not voted were as follows: 17,340,298 shares FOR, 373,678 shares AGAINST, 93,175 shares ABSTAINED, 9,875,974 BROKER NO VOTES and 5,815,269 shares NOT VOTED.

ITEM 5.     OTHER INFORMATION.

            In order to be considered for inclusion in the Proxy Statement and Form of Proxy distributed to Stockholders prior to the Annual Meeting of Stockholders in 1999, a stockholder proposal must be received by the Company no later than January 14, 1999. To be considered for presentation at the Annual Meeting of Stockholders in 1999 although not included in the Proxy Statement and Form of Proxy, proposals must be received no later than April 17, 1999. All proposals should be delivered in writing to Wayne E. Mayhew III, Vice President and Chief Financial Officer, Treasurer and Secretary, Creative BioMolecules, Inc., 45 South Street, Hopkinton, Massachusetts 01748.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)         Exhibits.

            Exhibit
            Number                  Description

            10.41       Employee Stock Purchase Plan, as amended on April 16,
                        1998.

            10.55 Lease Agreement, dated as of May 15, 1998, by and between the Registrant and Storm Meadows, Inc.

            27          Financial Data Schedule.

(b)         Reports on Form 8-K.

            On June 5, 1998, the Company filed a Current Report on Form 8-K, dated May 27, 1998, to report the sale of 25,000 shares of the Company's Series 1998/A Convertible Preferred Stock, with a stated value of $1,000 per share, for an aggregate purchase price of $25,000,000.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hopkinton, Massachusetts, on August 14, 1998.

                         CREATIVE BIOMOLECULES, INC.



                         By: /s/Wayne E. Mayhew III
                             ------------------------------------------
                             Wayne E. Mayhew III
                             Vice President and Chief Financial Officer



                         By: /s/Susan B. Blanton
                             ------------------------------------------
                             Susan B. Blanton
                             Controller

                                  EXHIBIT INDEX


  Exhibit
  Number                Description

  10.41     Employee Stock Purchase Plan, as amended on April 16, 1998.

  10.55 Lease Agreement, dated as of May 15, 1998, by and between the Registrant and Storm Meadows, Inc.

  27        Financial Data Schedule.