Form 10-Q
period 1998-09-30
CREATIVE BIOMOLECULES INC
filed 1998-11-13
CIK 857121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

As of October 31, 1998, the registrant had 34,010,809 shares of common stock outstanding.

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

           Item 1.    Financial Statements

                      Consolidated Balance Sheets - September 30, 1998 and December 31, 1997               3

                      Consolidated Statements of Operations for the three months and
                          nine months ended September 30, 1998 and 1997                                    4

                      Consolidated Statements of Cash Flows for the nine months ended
                          September 30, 1998 and 1997                                                      5

                      Notes to Consolidated Financial Statements                                           6

           Item 2.    Management's Discussion and Analysis
                          of Financial Condition and Results of Operations                                 8


PART II. OTHER INFORMATION

           Item 1.    Legal Proceedings                                                                   14

           Item 2.    Changes in Securities                                                               14

           Item 3.    Defaults Upon Senior Securities                                                     14

           Item 4.    Submission of Matters to a Vote of Security Holders                                 14

           Item 5.    Other Information                                                                   14

           Item 6.    Exhibits and Reports on Form 8-K                                                    15


SIGNATURES

                   CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                     September 30,       December 31,
                                                                                         1998               1997
                                                                                    --------------      -------------
                                                                                      (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                         $   4,197,072       $   2,158,909
  Marketable securities                                                                35,575,721          28,438,841
  Accounts receivable                                                                   1,462,197           4,572,518
  Inventory                                                                             1,444,426           1,249,330
  Prepaid expenses and other                                                              651,937             284,649
                                                                                    -------------       -------------
    Total current assets                                                               43,331,353          36,704,247
                                                                                    -------------       -------------

PROPERTY, PLANT AND EQUIPMENT - net                                                    18,871,266          17,245,338
                                                                                    -------------       -------------
OTHER ASSETS:
  Notes receivable - officers                                                             150,839             273,334
  Patents and licensed technology - net                                                   404,422             417,070
  Deferred patent application costs - net                                               4,972,631           4,220,080
  Deposits and other                                                                      168,629             177,930
                                                                                    -------------       -------------
    Total other assets                                                                  5,696,521           5,088,414
                                                                                    -------------       -------------
TOTAL                                                                               $  67,899,140       $  59,037,999
                                                                                    =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Lease obligations - current portion                                               $     341,924       $     124,575
  Accounts payable                                                                      1,924,735           2,311,710
  Accrued liabilities                                                                     947,846             575,171
  Accrued compensation                                                                  1,487,377           1,312,274
                                                                                    -------------       -------------
    Total current liabilities                                                           4,701,882           4,323,730
                                                                                    -------------       -------------

LEASE OBLIGATIONS                                                                       2,919,698           2,004,927
                                                                                    -------------       -------------
SERIES PREFERRED STOCK, $.01 par value, 24,461 shares issued and outstanding at September 30, 1998, liquidation preference
  of $24,883,487 at September 30, 1998                                                 23,668,257                  --
                                                                                    -------------       -------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000 shares authorized,
    24,461 shares and none issued and outstanding at
    September 30, 1998 and December 31, 1997, respectively
  Common stock, $.01 par value, 50,000,000 shares authorized,
    33,831,109 shares and 33,392,582 shares issued and outstanding
    at September 30, 1998 and December 31, 1997, respectively                             338,311             333,926
  Additional paid-in capital                                                          141,638,675         140,465,512
  Accumulated deficit                                                                (105,367,683)        (88,090,096)
                                                                                    -------------       -------------
    Total stockholders' equity                                                         36,609,303          52,709,342
                                                                                    -------------       -------------
TOTAL                                                                               $  67,899,140       $  59,037,999
                                                                                    =============       =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Three Months Ended                  Nine Months Ended
                                          -------------------------------       -------------------------------
                                          September 30,      September 30,      September 30,     September 30,
                                              1998               1997              1998               1997
                                          ------------       ------------       ------------       ------------
REVENUE:
  Research and development contracts      $  2,197,479       $  3,762,674       $  7,000,953       $  9,651,740
  Manufacturing contracts                           --                 --                 --            393,926
  Interest and Other                           629,328            555,893          1,524,762          1,836,070
                                          ------------       ------------       ------------       ------------
    Total revenues                           2,826,807          4,318,567          8,525,715         11,881,736
                                          ------------       ------------       ------------       ------------
COSTS AND EXPENSES:
  Research and development                   6,354,031          6,342,867         18,934,863         18,359,049
  Manufacturing contracts                           --                 --                 --            273,757
  General and administrative                 2,048,438          1,467,658          6,034,790          4,607,512
  Interest                                     100,250             52,413            259,393            157,767
                                          ------------       ------------       ------------       ------------
    Total costs and expenses                 8,502,719          7,862,938         25,229,046         23,398,085
                                          ------------       ------------       ------------       ------------

NET LOSS                                    (5,675,912)        (3,544,371)       (16,703,331)       (11,516,349)
                                          ------------       ------------       ------------       ------------
ACCRETION ON SERIES
PREFERRED STOCK                               (422,213)                --           (574,256)                --
                                          ------------       ------------       ------------       ------------
NET LOSS APPLICABLE TO
COMMON STOCKHOLDERS                       $ (6,098,125)      $ (3,544,371)      $(17,277,587)      $(11,516,349)
                                          ============       ============       ============       ============
BASIC AND DILUTED
LOSS PER COMMON SHARE                     $       (.18)      $       (.11)      $       (.52)      $       (.35)
                                          ============       ============       ============       ============
COMMON SHARES FOR
BASIC AND DILUTED                           33,620,764         33,110,299         33,523,588         32,993,795
                                          ============       ============       ============       ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             Nine Months Ended
                                                                      --------------------------------
                                                                      September 30,      September 30,
                                                                          1998               1997
                                                                      ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $(16,703,331)      $(11,516,349)
                                                                      ------------       ------------
  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
    Depreciation and amortization                                        1,981,409          1,692,591
    Consulting expense                                                          --            254,350
    Compensation expense                                                    15,828                 --
    Increase (decrease) in cash from:
       Accounts receivable                                               3,110,321         (2,835,354)
       Inventory and prepaid expenses                                     (562,384)           (34,817)
       Accounts payable and accrued liabilities                            160,803         (1,847,536)
       Deferred contract revenue                                                --          1,000,000
                                                                      ------------       ------------
          Total adjustments                                              4,705,977         (1,770,766)
                                                                      ------------       ------------

  Net cash used for operating activities                               (11,997,354)       (13,287,115)
                                                                      ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                                   (23,190,611)       (21,572,059)
  Sales of marketable securities                                        16,053,731          6,282,828
  Expenditures for property, plant and equipment                        (2,365,189)        (2,037,824)
  Expenditures for patents                                                (892,887)          (888,020)
  Note receivable - officer                                                (10,000)           (40,000)
  Repayment of note receivable - officer                                   116,667            116,666
  Decrease in deposits and other                                             9,301            113,820
                                                                      ------------       ------------

  Net cash used for investing activities                               (10,278,988)       (18,024,589)
                                                                      ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of equity:
    Series Preferred Stock                                              25,000,000                 --
    Common stock - other                                                   653,183          1,298,185
  Cost of raising equity                                                (1,381,634)                --
  Increase in obligations under capital leases                             193,524                 --
  Repayments of obligations under capital leases                          (150,568)           (39,808)
                                                                      ------------       ------------

  Net cash provided by financing activities                             24,314,505          1,258,377
                                                                      ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     2,038,163        (30,053,327)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           2,158,909         38,248,988
                                                                      ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  4,197,072       $  8,195,661
                                                                      ============       ============

SUPPLEMENTAL DISCLOSURES OF
NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchased under capital lease obligations      $  1,089,164
                                                                      ============
Conversion of Series Preferred Stock                                  $    524,365
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

3. Series 1998/A Convertible Preferred Stock - On May 27, 1998 (the "Issue Date"), the Company completed a private placement with three institutional investors (the "Investors") for the sale of 25,000 shares of Series 1998/A Convertible Preferred Stock, $.01 par value per share (the "Series Preferred Stock"), with a stated value of $1,000 per share resulting in gross proceeds of $25,000,000. Issuance costs totaled approximately $1,382,000 (offset against the Series Preferred Stock proceeds in the accompanying balance sheet at September 30, 1998). Accretion of the issuance costs will be recorded on the interest method over three years.

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

The Series Preferred Stock is subject to redemption at varying percentages of the stated value plus accretion of 5% per annum. The Company may redeem all or a portion of the Series Preferred Stock (i) at a redemption percentage of 115% or
(ii) if the market price of the Common Stock falls below certain thresholds, at a redemption percentage of 105%. The Company may also redeem the Series Preferred Stock in connection with certain acquisitions of the Company at redemption percentages ranging from 125% to 135%. Upon the occurrence of certain events described in the Certificate of Designations, the Company may be required to redeem the Series Preferred Stock at a redemption percentage of 110%. If the market price of the Common

Stock falls below certain thresholds, the Company may be required to redeem a portion of the outstanding Series Preferred Stock at a redemption percentage of 100%. Any shares of Series Preferred Stock not converted into Common Stock by May 2001 will convert into Common Stock at the then effective Conversion Price. During the three month period ended September 30, 1998, holders of Series Preferred Stock elected to convert 539 shares of Series Preferred Stock into 209,934 shares of Common Stock.

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

5. SUBSEQUENT EVENT - On October 16, 1998, the Company announced that it had entered into an agreement for the sale of its OP-1 manufacturing rights to Stryker Corporation for increased royalties in lieu of the manufacturing profits anticipated under the prior agreement and manufacturing-related assets for approximately $20,000,000 in cash (which approximates net book value). Subject to the satisfaction of certain closing conditions, this transaction is expected to close during the three month period ending December 31, 1998.

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

         The Company's research agreements with collaborative partners have typically provided for the partial or complete funding of research and development for specified projects and royalties payable to the Company in exchange for licenses to market the resulting products. The Company is a party to major research collaborations with Stryker Corporation ("Stryker") to develop products for orthopaedic reconstruction and dental therapeutics and with Biogen, Inc. ("Biogen") to develop products for the treatment of renal disorders.

         Under the research portion of the collaboration with Stryker, the Company supplies OP-1 products to Stryker for clinical trials and other uses, provides clinical support and performs research work pursuant to work plans established periodically by the two companies. In October 1998, the Company announced that it had entered into an agreement to sell its OP-1 manufacturing rights and facilities to Stryker. The Company anticipates that the transaction will close during the three month period ending December 31, 1998, subject to the satisfaction of certain closing conditions. Until the close of the transaction, the Company continues to supply OP-1 products to Stryker, provide clinical support and perform research work pursuant to work plans established on a month to month basis by the two companies. After the transaction, the Company will focus internal research efforts on developing new tissue regeneration therapies in non-bone applications (see discussion under "Liquidity and Capital Resources" below).

         In December 1996, the Company signed a Research Collaboration and License Agreement with Biogen (the "Biogen Research Agreement"). Under the Biogen Research Agreement, the Company will perform research work through December 1999 pursuant to work plans established periodically by the two companies. In October 1998, the Company announced that Biogen and the Company have agreed to modify the Biogen Research Agreement. Under the proposed revision of the agreement, the Company will assume primary responsibility for the development of products for the treatment of renal disorders. Biogen will continue to provide research funding through December 1999 (see discussion under "Liquidity and Capital Resources" below).

         Although the Company is seeking and in the future may seek to enter into collaborative arrangements with respect to certain other projects, there can be no assurance that the Company will be able to obtain such agreements on acceptable terms or that the costs required to complete the projects will not exceed the funding available for such projects from the collaborative partners.

         The Company's manufacturing contracts provide for technical collaboration and manufacturing for third parties at the Company's manufacturing facility in Lebanon, New Hampshire and at the Company's research facility in Hopkinton, Massachusetts. The Company is presently a party to a manufacturing contract with Biogen (the "Manufacturing Contract") to produce several of Biogen's protein-based therapeutic candidates. Under the Biogen Research Agreement the companies agreed to extend the Manufacturing Contract for two years through 1999, with Biogen having the option, but not the obligation, to use the manufacturing facility for a mutually agreeable number of months (see discussion under "Liquidity and Capital

Resources" below). As part of the proposed sale to Stryker of the manufacturing facility, Stryker would assume the Company's obligations under the Manufacturing Contract.

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

Results of Operations

         THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997. The Company's total revenues for the three and nine month periods ended September 30, 1998 were $2,827,000 and $8,526,000, respectively. This compared to total revenues of $4,319,000 and $11,882,000 for the three and nine month periods ended September 30, 1997, respectively. Research and development contract revenues decreased 42% to $2,197,000 for the three month period ended September 30, 1998 from $3,763,000 for the three month period ended September 30, 1997 and 27% to $7,001,000 for the nine month period ended September 30, 1998 from $9,652,000 for the nine month period ended September 30, 1997. Research and development contract revenues for the nine month period ended September 30, 1997 included revenue from the supply of OP-1 to Biogen pursuant to the Biogen Research Agreement. The Company does not anticipate revenues from the supply of OP-1 to Biogen during the year ending December 31, 1998. The decrease in research and development contract revenues from Biogen is partially offset by an increase in research and development contract revenues from the supply of OP-1 to Stryker. The Company anticipates that research and development contract revenues for the fourth quarter of fiscal 1998 will be less than the three month period ended September 30, 1998 and less than the research and development contract revenues for the comparable periods in 1997 due to decreases in research funding from both Stryker and Biogen (see discussion under "Liquidity and Capital Resources" below).

         Manufacturing contract revenues for the three and nine month periods ended September 30, 1997 reflect manufacturing for Biogen conducted at the Company's research facility in Hopkinton, Massachusetts under a Service Agreement separate from the Biogen Research Agreement and Manufacturing Contract.

         Interest revenues increased 13% to $629,000 for the three month period ended September 30, 1998 from $556,000 for the three month period ended September 30, 1997 and decreased 17% to $1,525,000 for the nine month period ended September 30, 1998 from $1,836,000 for the nine month period ended September 30, 1997. The fluctuations are due to increases and decreases in the average funds available for investment, respectively. The Company anticipates that interest income for the fourth quarter of fiscal 1998 will be higher than the three month period ended September 30, 1998 due to an anticipated increase in the average funds available for investment. In May 1998, the Company sold 25,000 shares of Series Preferred Stock. Net proceeds to the Company, after deducting fees and other expenses of the offering, were approximately $23,618,000. In addition, the Company expects to receive approximately $20,000,000 in the fourth quarter of fiscal 1998 from the sale of its OP-1 manufacturing related assets to Stryker. See discussion under "Liquidity and Capital Resources" below.

         The Company's total costs and expenses were $8,503,000 and $25,229,000 for the three and nine month periods ended September 30, 1998, respectively. This compared to total costs and expenses of $7,863,000 and $23,398,000 for the three and nine month periods ended September 30, 1997, respectively. Research and development expenses increased less than 1% to $6,354,000 for the three month period ended

September 30, 1998 from $6,343,000 for the three month period ended September 30, 1997 and increased 3% to $18,935,000 for the nine month period ended September 30, 1998 from $18,359,000 for the nine month period ended September 30, 1997. Research and development activities for the three and nine month periods ended September 30, 1998 include work in preparation for the filing of a Pre-Market Approval ("PMA") application and work in preparation for the U.S. Food and Drug Administration's ("FDA") regulatory review of Stryker's bone graft substitute product, research into renal disease therapy as part of the Biogen collaboration and research into neurological disease therapies and other indications proprietary to the Company. Stryker has initiated regulatory review of the bone graft substitute product following a 122 patient pivotal trial in the treatment of tibial non-union fractures which was presented at the American Academy of Orthopaedic Surgeons in March 1998. The filing is being done on a modular basis. Two of the three modules have been submitted and the FDA review is ongoing. In connection with the review of the manufacturing module, the Company completed revalidating certain manufacturing processes and Stryker is working to complete the submission of the modular PMA to the FDA. The Company anticipates that research and development expenses for the fourth quarter of fiscal 1998 may be less than the three month period ended September 30, 1998 due to the planned sale of its OP-1 manufacturing rights and facilities to Stryker Corporation and the elimination of manufacturing-related expenses. See discussion under "Liquidity and Capital Resources" below.

         Cost of manufacturing contracts for the three and nine month period ended September 30, 1997 consists of the costs associated with the manufacturing for Biogen, discussed under manufacturing contract revenues above.

         General and administrative expenses increased 40% to $2,048,000 for the three month period ended September 30, 1998 from $1,468,000 for the three month period ended September 30, 1997 and 31% to $6,035,000 for the nine month period ended September 30, 1998 from $4,608,000 for the nine month period ended September 30, 1997. The increase is primarily due to added headcount and higher consulting expenses. The Company anticipates that general and administrative expenses for the fourth quarter of fiscal 1998 will continue at amounts consistent with the three month period ended September 30, 1998 but at amounts higher than the comparable period in 1997.

         Interest expense increased 92% to $100,000 for the three month period ended September 30, 1998 from $52,000 for the three month period ended September 30, 1997 and 64% to $259,000 for the nine month period ended September 30, 1998 from $158,000 for the nine month period ended September 30, 1997. The increase is due to an increase in obligations under capital leases. In October 1997, the Company entered into a master lease agreement for the sale and leaseback or lease of up to $2,000,000 of laboratory and office equipment, of which $1,692,000 is outstanding at September 30, 1998. See discussion under "Liquidity and Capital Resources" below.

         As a result of the foregoing, the Company incurred a net loss of $5,676,000 and $16,703,000 for the three and nine month periods ended September 30, 1998, respectively, compared to a net loss of $3,544,000 and $11,516,000 for the three and nine month periods ended September 30, 1997, respectively.

         Accretion on Series Preferred Stock includes $315,000 and $431,000 for the three and nine month periods ended September 30, 1998, respectively, calculated at the rate of 5% per annum of $25,000,000 of Series Preferred Stock from the Issue Date and $107,000 and $143,000 for the three and nine month periods ended September 30, 1998, respectively, of accretion of issuance costs related to the sale of Series Preferred Stock.

         The net loss applicable to common stockholders for the three and nine month periods ended September 30, 1998 reflect the net loss and the accretion of Series Preferred Stock mentioned in the paragraphs above.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company's principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $39,773,000 and $308,000 remaining on an equipment lease line, as discussed further below.

         The Company increased its investment in property, plant and equipment to $34,332,000 at September 30, 1998 from $31,378,000 at December 31, 1997. The
Company currently plans to spend up to approximately $4,500,000 in the year ending December 31, 1998 in leasehold improvements, equipment purchases and validation expenses required to obtain FDA approval of the manufacturing facility and to expand the Company's research, development and manufacturing capabilities. In October 1997, the Company entered into a master lease agreement for the sale and leaseback or lease of up to $2,000,000 of laboratory and office equipment. At September 30, 1998, $308,000 is available under this lease commitment.

         On May 27, 1998, the Company completed a private placement with three institutional investors for the sale of 25,000 shares of Series Preferred Stock, with a stated value of $1,000 per share resulting in net proceeds of approximately $23,618,000.

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

         The Series Preferred Stock is subject to redemption at varying percentages of the stated value plus accretion of 5% per annum. The Company may redeem all or a portion of the Series Preferred Stock (i) at a redemption percentage of 115% or (ii) if the market price of the Common Stock falls below certain thresholds, at a redemption percentage of 105%. The Company may also redeem the Series Preferred Stock in connection with certain acquisitions of the Company at redemption percentages ranging from 125% to 135%. Upon the occurrence of certain events described in the Certificate of Designations, the Company may be required to redeem the Series Preferred Stock at a redemption percentage of 110%. If the market price of the Common Stock falls below certain thresholds, the Company may be required to redeem a portion of the outstanding Series Preferred Stock at a redemption percentage of 100%. Any shares of Series Preferred Stock not converted into Common Stock by May 2001 will convert into Common Stock at the then effective Conversion Price. During the three month period ended September 30, 1998, holders of Series Preferred Stock elected to convert 539 shares of Series Preferred Stock into 209,934 shares of Common Stock.

         The Company's collaborative agreements with Stryker provide for research payments to the Company and royalty payments to the nonseller from sales of any OP-1 products. The Company also has the exclusive right to supply Stryker's worldwide commercial requirements for OP-1 products for use in orthopaedic reconstruction and dental therapeutics. Under the research portion of the collaboration, the Company supplies OP-1 products to Stryker for clinical trials and other uses and provides clinical support and performs research work pursuant to work plans established periodically by the two companies. In October 1998, the Company announced that it had entered into an agreement for the sale of its OP-1 manufacturing rights and facilities to Stryker. The proposed transaction is expected to provide the Company with increased royalties in lieu of the manufacturing profits anticipated under the prior agreement, approximately $20,000,000 from the sale of the manufacturing-related assets and the elimination of the manufacturing-related expenses. Subject to the satisfaction of certain closing conditions, the Company anticipates that the transaction will close during the three month period ending December 31, 1998. Until the close of the transaction, the Company continues to supply OP-1 products to Stryker, provide clinical support and perform research work pursuant to work plans established on a month to month basis by the two companies. After the transaction, the Company will focus internal research efforts on developing new tissue regeneration therapies in non-bone applications.

         In December 1996, the Company signed the Biogen Research Agreement to collaborate on the development of the Company's morphogenic protein, OP-1, for the treatment of renal disorders. Under the agreement, the Company granted to Biogen exclusive worldwide rights to manufacture, market and sell OP-1 for the treatment of renal disease. In October 1998, the Company announced that Biogen and the Company agreed to modify the Biogen Research Agreement. Under the proposed revision of the agreement, the Company will assume primary responsibility for the development of the Company's morphogenic protein, OP-1, for the treatment of renal disorders. Biogen will continue to provide $4,750,000 in research support through the eighteen months ending December 1999 and will retain an option through 1999 to resume responsibility for development of OP-1 as a therapy for chronic renal failure. The Company will assume all rights and responsibilities, independent of Biogen, for the development of acute renal failure therapies.

         In September 1994, the Company signed a three year manufacturing contract with Biogen to produce in the Company's manufacturing facility in Lebanon, New Hampshire several of Biogen's protein-based therapeutic candidates for use in Biogen's clinical trials. The contract covered the period from January 1995 through December 1997. As part of the research collaboration, the two companies agreed to extend the Manufacturing Contract for two years through December 31, 1999, with Biogen having the option, but not the obligation, to use the manufacturing facility for a mutually agreeable number of months. Biogen financed the construction of a 7,000 square foot addition to the present facility for cGMP production using bacterial fermentation at an estimated total cost of $3,500,000. The Company agreed to reimburse Biogen for the construction costs and leasehold improvements at the end of the contract term, including the extension, at an amount equal to Biogen's construction costs less $300,000 and less all accumulated depreciation. The reimbursement to Biogen is estimated to be no more than $2,500,000. Biogen also agreed to lease equipment to the Company for the operation of such portion of the facility and for cGMP production using bacterial fermentation by the Company at an estimated total cost of $2,100,000, as provided in an equipment lease agreement. The Company has the option to purchase the equipment at the end of the extended lease term for an amount equal to its then fair market value or for such other amount as is negotiated by the two parties. As part of the proposed sale of the manufacturing facilities, Stryker will assume the Company's obligations under the Manufacturing Contract.

         The Company anticipates that its existing capital resources, including the net proceeds of the private placement in May 1998 and the planned sale of the OP-1 manufacturing rights and facilities to Stryker, should enable it to maintain its current and planned operations until the Company achieves profitability. The Company expects to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials. The Company's ability to continue funding its planned operations is dependent upon its ability to generate sufficient cash flow from the receipt of royalties from Stryker on the sale of OP-1 based products for use in orthopaedic reconstruction and dental therapeutics and other collaborative arrangements and to obtain additional funds through equity or debt financings, or from other sources of financing, as may be required. The Company is seeking additional collaborative arrangements and also expects to raise funds through one or more financing transactions, as conditions permit. Over the longer term, because of the Company's significant long-term capital requirements, the Company intends to raise funds when conditions are favorable, even if it does not have an immediate need for additional capital at such time.

YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

         The Company has developed a plan to address the Year 2000 issues. It has conducted a review of its computer systems to identify those areas that could be affected by the Year 2000 issue. The Company also completed implementation of a new financial accounting system which has been designed by the vendor to properly process transactions which could be impacted by the Year 2000 problem. The Company presently believes that, with routine upgrades to existing hardware and software systems, the Year 2000 problem will not pose significant operational problems.

         The Company is communicating with its significant vendors to determine the progress such vendors are making in remediating their own Year 2000 issues. The Company is requiring that significant vendors certify those products and services that are used in the Company's operations are Year 2000 compliant.

         To date, Year 2000 remediation costs have not been material to the Company's financial position or results of operations and the Company believes that future costs to complete such remediation will not be material to its financial position or results of operations. The Company expects to complete its remediation of its Year 2000 issues by the end of the second fiscal quarter of 1999. The Company has not yet developed a contingency plan to address any unresolved Year 2000 issues. The Company presently intends to develop a contingency plan before the end of the first fiscal quarter of 1999.

CAUTIONARY FACTORS WITH RESPECT TO FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains forward-looking statements which are based on management's current expectations and which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. The Company cautions investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to the following: uncertainty as to timing of and the Company's ability to commercialize its products; the Company's reliance on its lead product candidate and the Company's lack of control over the research, clinical progress and regulatory filings of several applications of its products, which are controlled by the Company's collaborative partners; the Company's reliance on current and prospective collaborative partners to supply funds for research and development and to commercialize its products; intense competition related to the research and development of morphogenic and other proteins for various applications and therapies and the possibility that others may discover or develop, and the Company may not be able to gain rights with respect to, the technology necessary to commercialize its products; the Company's lack of experience in commercial manufacturing and unproven ability to manufacture products on a large scale; the Company's lack of marketing and sales experience and the risk that any products that the Company develops may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that the Company expects to target; uncertainty as to whether there will exist adequate reimbursement for the Company's products from government, private health insurers and other organizations; uncertainty regarding the effect on the Company's operations of the Year 2000 issue; uncertainty regarding satisfaction or waiver of all closing conditions related to the proposed sale of the OP-1 manufacturing rights and facilities to Stryker; uncertainty regarding the entry into a mutually satisfactory amendment to the Biogen Research Agreement; and uncertainties as to the extent of future government regulation of the Company's business. As a result, the Company's future development and commercialization efforts involve a high degree of risk.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

           Not Applicable.


ITEM 2.    CHANGES IN SECURITIES.

(a)        Not Applicable.

(b)        Not Applicable.

(c) (1) Securities sold. During August and September, 1998 the Company issued a total of 209,934 shares (the "Conversion Shares") of its Common Stock.

           (2) Underwriters and other purchasers. No underwriters were involved in the transaction. The Company issued the Conversion Shares in connection with the conversion of 539 shares (the "Preferred Shares") of Series 1998/A Convertible Preferred Stock by the holders thereof.

           (3) Consideration. The Conversion Shares were issued at conversion prices ranging from $2.53 to $3.01 per share for an aggregate conversion price of $547,838.

           (4) Exemption from registration claimed. The Conversion Shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by the Company.

           (5) Terms of conversion or exercise.  Not Applicable.

           (6) Use of Proceeds.  Not Applicable.

(d)        Not Applicable.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           Not Applicable.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           Not Applicable.


ITEM 5.    OTHER INFORMATION.

           Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits


 Exhibit
 Number            Description
 ------            -----------

 10.56 First amendment, dated August 10, 1998, to Lease dated April 10, 1997, by and between the Registrant and The Prudential Insurance Company of America.

 27       Financial Data Schedule.

(b)       Reports on Form 8-K.

          No reports on Form 8-K were filed during the three month period ended September 30, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hopkinton, Massachusetts, on November 13, 1998.

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