Form 10-K
period 1998-12-31
CREATIVE BIOMOLECULES INC
filed 1999-03-30
CIK 857121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM __________________ TO __________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on March 1,1999, was approximately $68 million, based on the last sale price as reported on The Nasdaq Stock Market.

As of March 1, 1999, the registrant had 34,579,116 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders. With the exception of the portions of the 1998 Proxy Statement expressly incorporated into this Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

PART I

ITEM 1. BUSINESS

SUMMARY

Creative BioMolecules, Inc. is a biopharmaceutical company focused on the development of products for human tissue regeneration and repair. Our core technologies are based on our understanding of the role that morphogenic proteins play in human biology. These proteins are involved in the initiation and regulation of the cellular events responsible for the formation of human tissues and organs. Morphogenic proteins are involved in the formation and repair of several types of tissues.

Our goal is to apply certain aspects of genetic engineering and our understanding of cellular biology to the development and commercialization of morphogenic proteins and related compounds to treat a wide array of medical conditions. We have product candidates in development for several applications including orthopaedic and dental reconstruction, treatment of kidney disease, and treatment of stroke and other neurological disorders. Through our efforts to patent and license our technology, we have a strong intellectual property position covering morphogenic proteins as therapies. Our lead product candidate, the OP-1 bone graft device, is in the final stages of development and commercialization.

ORTHOPAEDIC RECONSTRUCTION AND DENTAL THERAPEUTICS. Creative BioMolecules and Stryker Corporation ("Stryker"), a leading surgical and medical products company, have had a long-term collaboration to develop Osteogenic Protein-1 ("OP-1") for use in the repair or replacement of bone and joint tissue ("orthopaedic reconstruction") and for use in dental therapeutics. Prior to November 1998, Creative BioMolecules was responsible for manufacturing OP-1 products for Stryker and conducting research for Stryker in the orthopaedic reconstruction and dental fields. Stryker was responsible for clinical and regulatory development and sales and marketing of OP-1 products in these fields. Creative BioMolecules and Stryker restructured this agreement in November 1998 to provide Stryker with the exclusive rights to manufacture OP-1 products in these fields. At this time Stryker acquired our commercial manufacturing operations. As a result, Stryker now has the exclusive right to develop, market, manufacture, and sell products based on osteogenic proteins for use in orthopaedic reconstruction and dental therapeutics. In return, we will receive increased royalties on such sales.

Stryker has completed a pivotal study of an OP-1 bone regeneration product designed to induce new bone formation. This trial was conducted in 122 patients with non-union fractures of the tibia, the major bone of the lower leg. The objective of this trial was to demonstrate that treatment with the OP-1 device could repair non-union fractures of the tibia as well as treatment with the current gold standard of care, autograft. Autograft is a procedure which involves removal of bone from the hip and implanting that bone at the fracture site to induce healing. The results of the trial, as presented in March 1998, demonstrated that the group of patents treated with the OP-1 bone regeneration product had comparable clinical success to the autograft group without the need for a second invasive procedure to harvest autograft bone. Stryker initiated a Pre-Market Approval ("PMA") application in April 1998. The PMA application is Stryker's formal request to the United States Food and Drug Administration ("FDA") for approval to market the product.

In addition to the pivotal trial in non-union fractures, Stryker has initiated clinical studies in other bone graft indications. These studies include a 200 patient clinical trial in Canada to evaluate use of the OP-1 device to treat fresh fractures, an 80 patient study in Australia to treat patients with difficult to heal orthopaedic indications, and several pilot studies in Europe.

Stryker is also developing an OP-1 product for the treatment of periodontal disease. Completed preclinical studies indicate that an OP-1 product may restore the periodontal tissues necessary to maintain tooth attachment when used in conjunction with standard surgical treatments of periodontal disease. In 1998, Stryker initiated enrollment for a clinical trial in the United States to test an OP-1 device in the treatment of periodontal disease.

NEUROLOGICAL DISORDERS. Creative BioMolecules is developing morphogenic protein therapies for neurological disorders, including stroke and Parkinson's disease. In-vitro studies have shown that OP-1 enhances the survival of neurons and may promote the establishment of new neuronal connections. In several preclinical studies, OP-1 improved the rate and extent of motor function recovery in animal models of stroke. Such positive results in preclinical studies of stroke have been observed even if treatment with OP-1 is initiated up to three days after the stroke. Additional preclinical studies are currently underway to demonstrate the effectiveness of our proprietary proteins in treating other neurological disorders, including traumatic brain injury, spinal cord injury and Parkinson's disease.

KIDNEY DISORDERS. Creative BioMolecules is developing an OP-1 based therapy for chronic renal failure, a condition characterized by the slow progressive loss of kidney function ultimately resulting in the need for kidney transplantation or dialysis. Chronic renal failure represents a substantial unmet medical need. Preclinical studies have indicated that OP-1 administration improves kidney function in animal models of both acute and chronic renal failure. In 1998, we modified our existing partnership in renal therapy with Biogen, Inc., a leading protein therapeutics company, to reacquire certain rights and reduce Biogen's internal activities on this program. Biogen has funded all of the chronic renal failure therapy development of the partnership through 1999.

OTHER PROGRAMS. In addition to our work with OP-1, we are conducting research directed toward the development of new therapeutic applications for other related morphogenic proteins in our proprietary portfolio. We also have a program underway to develop and identify orally-active drug compounds that either promote morphogenic protein expression or mimic the biological activities of morphogenic proteins.

Creative BioMolecules is a Delaware corporation with principal offices at 45 South Street, Hopkinton, Massachusetts, USA, 01748. Our telephone number is
(508) 782-1100.

RISK FACTORS

RELIANCE ON COLLABORATIVE PARTNERS FOR FUNDING AND COMMERCIALIZATION OF OUR PRODUCTS. Our success is highly dependent on whether our collaborative partners are successful in meeting their obligations under our agreements with them. If any such collaborative partners are unsuccessful, the negative impact on us may be significant. For example, our partner, Stryker Corporation, through the efforts of their wholly-owned subsidiary, Stryker Biotech, is responsible for pursuing clinical trials, obtaining all regulatory and marketing approvals, manufacturing on a commercial scale and taking all steps necessary to market and sell OP-1 products for orthopaedic reconstruction and dental therapies. Stryker's failure to pursue clinical trials vigorously, obtain regulatory approvals, manufacture an adequate supply of material, or effectively market and sell OP-1 products could have a material adverse effect on our financial condition.

We expect to pursue discussions with other potential collaborative partners for our other major programs, including neurological disorders, chronic kidney failure, and other applications of morphogenic and other proteins. If executed, we expect that these collaborations will also impose obligations on the collaborative partner to provide research and development funding, pursue clinical development and manufacturing, seek regulatory approval and pursue marketing and sales. Although we will seek to include legally enforceable diligence obligations and penalties in all collaborative agreements, there is an inherent risk in relying on collaborative partners.

UNCERTAINTY AS TO OUR ABILITY TO COMMERCIALIZE OUR PRODUCTS. We may develop and commercialize certain products and technology without the assistance of partners. Currently, we lack extensive clinical, regulatory, marketing and sales experience. Prior to commercializing a product independently, we would have to expand our expertise in these areas. It is possible, however, that we will not be successful in pursuing these products ourselves.

RELIANCE ON OUR LEAD PRODUCT CANDIDATE, OP-1. Our lead product for orthopaedic reconstruction and dental therapy utilizes the OP-1 protein. In addition, our chronic renal failure program and our neurological program focusing on stroke recovery are based on various forms of the OP-1 protein. Although we are actively manufacturing preclinical quantities of other proprietary proteins in order to develop them for therapeutic uses, we are heavily dependent on our lead molecule. Because of this dependence, a failure in any one of these programs involving the OP-1 protein may have an adverse effect on the other programs.

RELIANCE ON PRECLINICAL PROGRAMS. Our chronic renal failure program and neurological program are in various stages of preclinical development. We are conducting research, both independently and through our collaborators, focusing on the use of morphogenic proteins in other therapeutic applications as well as orally-active compounds that mimic or regulate morphogenic protein activity. Such research, however, is at an early stage. We believe that the scientific data in all of these programs are promising and warrants our continued investment and development. Other than the use of the OP-1 protein for orthopaedic reconstruction and dental therapeutics, we do not currently have any products that are or have been clinically tested in humans. It is possible that the preclinical efficacy demonstrated in the laboratory for these other applications will not be repeated in humans. It is also possible that there may be a significant period of time during which we do not have a product in clinical stage development.

RELIANCE ON KEY MANAGEMENT PERSONNEL. Following the restructuring of our relationship with Stryker in November 1998, Thomas J. Facklam, Vice President, Product Development and Operations, Wayne E. Mayhew III, Vice President, Finance and Chief Financial Officer, and Gregory F. Liposky, Vice President, Contract Manufacturing, left Creative BioMolecules to pursue other interests. Their responsibilities following the restructuring have been assigned to the remaining officers. Our current senior management team is comprised of five officers, including Michael Tarnow, President and CEO, Charles Cohen, PhD, Chief Scientific Officer, Carl M. Cohen, PhD, Vice President, Research and Development, Cheryl Lawton, General Counsel and Vice President, Administration, and Steven Basta, Vice President, Finance and Business Development. All of these officers have employment contracts which renew annually unless notice is given to the contrary. The departure of one or more of these individuals may have a material adverse effect on our management and strategic direction.

COMPETITION RELATING TO THE RESEARCH AND DEVELOPMENT OF MORPHOGENIC PROTEINS AND OTHER THERAPIES. There is intense competition among companies, individuals and academic and research institutions who are actively pursuing research in and the development of morphogenic proteins and other therapies currently under development by us. For example, we are aware that Genetics Institute ("GI"), which was acquired by American Home Products in 1997, and GI's collaborative partners are pursuing the development of bone morphogenetic proteins and have initiated human clinical trials using a product similar to the OP-1 bone regeneration product being commercialized by Stryker. In addition, bone regeneration products based on non-protein technologies, such as autograft, allograft and electrical stimulation devices, could compete effectively with the OP-1 product. There are a number of biotechnology and pharmaceutical companies pursuing the development of recombinant protein based products, as well as traditional drug therapies for the treatment of renal and neurological disorders. Although we have broad patent protection and significant expertise and technical know-how in the field of morphogenic proteins, other entities and competitive products may materially affect the revenue we derive from the sale of our products as well as our fiscal condition.

YEAR 2000: INFORMATION TECHNOLOGY USE. We rely on commercially available computer applications to manage and monitor our accounting, research and development and administrative functions. In addition, our suppliers and service providers (including financial institutions) rely on computer applications, some of which may contain software that may fail as a result of the upcoming change in century, with respect to functions that materially affect their interactions with us. We have taken steps to determine whether our internal computer systems will fail or give erroneous results when referencing dates after December 31, 1999. We are currently assessing whether any of our suppliers or service providers will be adversely affected by the upcoming change in century. Although we are preparing a contingency plan, we do not currently have such a plan in place for our operations if Year 2000 issues are not resolved in time or if such issues go undetected. If our software or the software of our suppliers or service providers fails or if we, or our service providers, fail to resolve such issues in a timely manner, any such failure could have a material adverse impact on our business, financial condition and results of our programs.

CONDITIONS AFFECTING THE BIOTECHNOLOGY INDUSTRY. The continuation of several negative market conditions could continue to make it difficult for small biotechnology companies to obtain access to private and/or public funding. These negative market conditions include the recent highly publicized failure of several biotech products to show efficacy in human clinical testing and the lack of investor confidence in the overall performance of the biotech industry. Lack of significant analyst coverage for small cap companies in the biotechnology field may limit the general availability of third party information about small biotechnology companies like us. This could, in turn, limit the amount of funding available from investors. In addition, we do not yet know the extent to which government will regulate the biotechnology field. These general economic and market conditions could materially affect our ability to fund our programs and expand our technology platform.

CONDITIONS AFFECTING CREATIVE BIOMOLECULES. We completed a $25 million Convertible Preferred Stock financing, the Series 1998/A Preferred Stock, in May 1998 which may convert into shares of Common Stock. As of December 31, 1998, investors have converted $1,586,000 principal amount of the Preferred Stock. Our financial condition may be materially affected by dilution of our Common Stock following further conversion of this financing or by a change in our cash balance following repayment of all or a portion of the principal from this financing.

UNCERTAINTY AS TO WHETHER WE WILL BE REIMBURSED FOR OUR PRODUCTS FROM GOVERNMENT, PRIVATE HEALTH INSURERS AND OTHER ORGANIZATIONS. The availability of reimbursement by governmental and other third party payers affects the market for our pharmaceutical products. These third party payers continually attempt to contain or reduce the costs of healthcare. In the United States and in certain foreign jurisdictions there have been a number of legislative and regulatory proposals to change the healthcare system, and further proposals are likely. We could experience pricing pressure on our current and future products due to the trend toward managed health care, the increasing influence of health maintenance organizations, and additional legislative proposals. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope. In addition, we may not be able to market any products that we develop ourselves or in conjunction with a partner at acceptable prices or receive commercial acceptance in the markets that we expect to target.

OUR TECHNOLOGY

Creative BioMolecules has played a significant role in advancing the scientific understanding of the process of tissue repair and regeneration. We have established a technology platform based on the molecular and cellular events responsible for tissue and organ development. Creative BioMolecules was the first to identify and characterize certain morphogenic proteins that are key regulators of tissue and organ formation in humans. These morphogenic proteins, and our understanding of the biology related to the activity of these proteins, provide the basis for the development of our proprietary therapeutic products.

The role of morphogenic proteins in the formation, maintenance and repair of many tissues has led us to believe that morphogenic proteins may provide therapies to treat several types of acute injury or chronic disease. Our research and that of our collaborators has indicated that morphogenic proteins are significant in the formation of many tissues including bone, cartilage, kidney, dental and brain tissues. OP-1, a morphogenic protein and our lead product candidate, has been developed in a formulation with a collagen matrix to induce bone formation. In human trials, this OP-1 and collagen device has demonstrated the ability to repair bone defects in several hard-to-heal orthopaedic indications. Additional clinical trials are currently underway to evaluate this device in other indications, including the treatment of periodontal disease and fresh fractures. Creative BioMolecules and its collaborators are exploring the role of several other morphogenic proteins in the development of tissues throughout the body. We have determined that several of these proteins are important in neurological development and appear to interact with neurons to promote certain biological functions of these neurons. These findings form the basis of the therapies for stroke and other neurological diseases we are developing. We have also determined that OP-1 is critical to the normal development of the kidney and plays an important role in kidney function. This knowledge may assist us in developing a chronic renal failure therapy based on OP-1. We are similarly exploring the role of several of the morphogenic proteins in tissues throughout the body to identify new product opportunities for therapies based on these proteins.

In addition to identifying and characterizing several morphogenic proteins, including OP-1, Creative BioMolecules and its collaborators have identified the DNA sequences which regulate the expression of OP-1. We have also discovered the cellular receptors to which OP-1 and other morphogenic proteins bind and through which they act as well as the three-dimensional structure of OP-1. These discoveries have enabled us to initiate a small molecule program, the goal of which is to identify second generation, orally-active drug compounds that either promote morphogenic protein expression or mimic the biological activities of morphogenic proteins.

BUSINESS STRATEGY

Creative BioMolecules' objective is to be the leader in the discovery and development of therapeutics for tissue repair and regeneration based on the biology of morphogenic proteins. Key elements of our continuing business strategy include:

RECEIVING ROYALTIES FROM THE SALE OF OP-1 ORTHOPAEDIC AND DENTAL PRODUCTS BY STRYKER. In November 1998, Creative BioMolecules and Stryker restructured their long-term research and development agreement. Under the restructured agreement, we will receive increased royalties on sales of Stryker's OP-1 products. Stryker is seeking approval from regulatory authorities to market and sell the OP-1 bone regeneration product in the United States and foreign markets. If approved, Stryker will be responsible for worldwide commercialization and we will receive royalties on such sales. We do not know whether Stryker can obtain such regulatory approvals.

DEVELOPING MORPHOGENIC PROTEIN THERAPIES FOR STROKE AND OTHER NEUROLOGICAL DISORDERS. Preclinical studies have demonstrated that the administration of OP-1 following stroke can improve the rate and extent of motor skills recovery. We are currently conducting additional preclinical studies which are intended to support the filing of an Investigational New Drug ("IND") application with the FDA in order to enable us to initiate clinical trials for a new stroke therapy. We are also evaluating morphogenic protein therapies designed to treat other neurological disorders.

DEVELOPING OP-1 AS A THERAPY FOR RENAL DISEASE. Preclinical results have demonstrated that OP-1 may be beneficial in protecting against kidney damage in acute conditions and in slowing kidney function decline in chronic disease. Based on these findings and with financial support from Biogen, we are continuing the development of a therapy for the treatment of chronic renal failure.

CREATING NEW MORPHOGENIC PROTEIN THERAPIES. Creative BioMolecules has proprietary rights covering several morphogenic proteins that may be involved in the formation and repair of several tissues and organs. We are investigating the role of these proteins in several new therapeutic indications.

DEVELOPING MOLECULAR THERAPEUTICS BASED ON MORPHOGEN BIOLOGY. We believe that certain small compounds may be able to stimulate important biological responses involved in the activity of morphogenic proteins. We further believe that since such small compounds are more likely to lead to orally available therapies, they could be attractive candidates for commercial development. We are developing biochemical and cell-based screens based on the biology of morphogenic proteins to enable us to screen chemistry libraries and identify small molecule therapeutic candidates.

ESTABLISHING CORPORATE COLLABORATIONS. We may elect to establish corporate collaborations to achieve several purposes. We hope that such collaborations would allow us to strengthen our financial resources, broaden our pipeline of programs, access complementary technologies, and gain development, manufacturing and commercialization expertise.

ESTABLISHING ACADEMIC COLLABORATIONS. We utilize a large network of academic collaborators to extend our expertise and knowledge about tissue formation and morphogenic protein biology, to identify additional therapeutic uses for morphogenic proteins, and to conduct preclinical studies of our therapies.

PRODUCT DEVELOPMENT AND RESEARCH PROGRAMS

Creative BioMolecules, alone or in conjunction with collaborators, is developing several therapeutic products. The following table sets forth these programs:

PRODUCTS IN DEVELOPMENT

Potential Application                   Commercial Rights      Development Status(1)
---------------------                   -----------------      ---------------------

ORTHOPAEDIC RECONSTRUCTION AND
DENTAL APPLICATIONS
  Non-Union Fractures, Tibia                   Stryker         U.S. Pivotal Trial Completed
                                                               Modular PMA initiated
  Non-Union Fractures, All Long Bones          Stryker         U.S. Treatment Study
  Fresh Fractures, Spinal Fusion and           Stryker         International Clinical Studies
     Other Bone Graft Indications(2)
  Periodontal Disease                          Stryker         Pilot Clinical Trial
  Cartilage Regeneration                       Stryker         Preclinical

KIDNEY DISORDERS
  Acute Renal Failure                   Creative BioMolecules  Preclinical
  Chronic Renal Failure(3)                     Biogen          Preclinical

NEUROLOGICAL DISORDERS
  Stroke                                Creative BioMolecules  Preclinical
  Other Neurological Disorders          Creative BioMolecules  Preclinical

OSTEOPOROSIS                            Creative BioMolecules  Preclinical


-----------

(1) "Pivotal Clinical Trials" are investigations conducted under an Investigational Device Exemption ("IDE"), intended to be used as the primary supporting documentation for regulatory approval of a new medical device. "Treatment Study" denotes an open label study pursuant to a supplement to an IDE. "International Clinical Studies" vary in scope from a Pivotal Clinical Trial in 200 patients with fresh fractures to several physician sponsored feasibility investigations conducted among a small number of patients. "Pilot Clinical Trials" are feasibility investigations conducted under an IDE, that are intended to assess the initial safety and/or efficacy of a new medical device. "Preclinical" denotes the collection and analysis of data from multiple studies in animals relating to toxicity and/or efficacy in preparation for an Investigational New Drug ("IND") or IDE application filing. See "- Regulatory Issues." In any case where more than one product formulation or composition may be developed, the status stated relates to the most advanced product in that field.

(2) Stryker has announced that it has initiated clinical studies for several orthopaedic reconstruction applications of OP-1. Preliminary data has been reported from some of the ongoing studies.

(3) Biogen has provided funding for chronic renal failure research conducted by us through 1999 and retains an option through the end of 1999 to obtain exclusive rights to the chronic renal failure therapy.

ORTHOPAEDIC RECONSTRUCTION AND DENTAL APPLICATIONS - STRYKER PRODUCTS IN DEVELOPMENT

We have collaborated with Stryker, a leading specialty surgical and medical products company, to develop and commercialize orthopaedic reconstruction and dental therapy products. We modified our collaboration agreement with Stryker in 1998 to provide Stryker with exclusive rights to develop, manufacture and commercialize OP-1 products in orthopaedic reconstruction and dental applications, and to provide us with royalties on commercial sales of OP-1 products in this field. See "- Collaborative and Licensing Agreements - Stryker Corporation."

ORTHOPAEDIC RECONSTRUCTION. Creative BioMolecules believes there is a significant commercial opportunity for the use of OP-1 products to regenerate bone and cartilage tissue in orthopaedic reconstruction. We believe that in 1995, there were more than 1.6 million procedures in the United States that may have benefited from an OP-1 bone regeneration product, if it were available. These procedures included repair of non-healing fractures (170,000), open fracture reductions (440,000), spinal fusions (200,000), maxillofacial reconstructions (220,000), prosthetic fixations (540,000), and gap fillings (30,000). In addition, in 1995 there were 570,000 cartilage-related injuries in the United States.

Creative BioMolecules and Stryker have generated substantial evidence that OP-1 is a potent stimulator of bone and cartilage formation. Numerous studies in six different animal species have demonstrated that OP-1 is capable of inducing bone regeneration at a wide array of sites within the body in which bone is normally present. Bone formed in response to OP-1 has been shown to be biochemically and biomechanically identical to normal bone.

The most widely employed reconstruction procedure for the replacement of lost or damaged bone is bone grafting. Grafting involves surgical transplantation of bone or bone chips to the site of the defect to facilitate new bone formation. Autograft, the currently preferred grafting approach, involves two surgical steps: a first step to harvest the graft, and a second step to implant the graft at the site of the defect or injury. In addition to the pain and cost associated with this two-step procedure, many patients experience complications resulting from the graft harvesting step. A second approach involving allograft procedures utilizes bone grafts or demineralized bone taken from cadavers. We believe that the OP-1 bone regeneration product applied locally to the site of the defect could be used as an alternative to many bone graft procedures, and may provide reliable healing without the need for graft harvesting with its associated complications.

Stryker has completed a pivotal clinical trial under an IDE to evaluate the use of an OP-1 bone regeneration product as a bone graft substitute. The randomized prospective study included 122 patients at 18 different centers throughout the United States. Patients included in the study had tibial non-union fractures for at least nine months following initial injury without demonstrating progress toward union for the previous three months. Such non-union fractures are often caused by high-energy trauma, do not usually heal well, and generally require repeated surgical interventions. The study was designed to evaluate whether treatment with the OP-1 bone regeneration product is equivalent to autograft, the current standard of treatment. The OP-1 bone regeneration product used in this study consisted of a paste-like formulation that was applied locally at the fracture site.

The results of the trial, presented in March 1998 at the American Academy of Orthopaedic Surgeons, demonstrated that the OP-1 bone regeneration product had comparable clinical success to autograft without the need for a second invasive procedure to harvest autograft bone from the hip. The analysis of the data in this trial showed statistical equivalence between OP-1 and autograft with respect to the clinically important areas of weight-bearing and pain. In addition, the data confirmed that there were comparable rates of re-operation for the two groups of patients. Specifically, eleven of the 61 autograft patients and ten of the 61 OP-1 patients have required re-operation to date. Finally, the data showed a significant reduction in blood loss for the OP-1 patients as compared to the autograft patients and the elimination of certain other complications associated with the harvest of autograft. Radiographic evidence of healing did not meet the predicted target for either group and was approximately 10% higher for the autograft group during the long-term follow-up period.

In October 1995, the FDA approved a supplemental treatment arm (an "Open-Label Trial") of the pivotal trial, allowing Stryker to expand the study to test the OP-1 bone regeneration product for the treatment of all long bone non-union fractures. Stryker has completed the selection of patients in this Open-Label Trial.

Data presented at a scientific conference in November 1998 from an Australian clinical experience involving 80 patients indicated good clinical and radiological success with use of an OP-1 device to treat patients with hard-to-heal orthopaedic indications. As reported by the presenting clinician, 41 (93%) of the 44 patients who had completed five months of follow-up showed clinical or radiological improvement following OP-1 device treatment. Patients enrolled in this study had a variety of orthopaedic indications including non-union fractures, spinal fusions, revision arthroplasty, peri-prosthetic fractures, bone defects, and arthrodeses.

Stryker has initiated a 200 patient clinical study in Canada to evaluate the use of the OP-1 bone regeneration product for the treatment of fresh fractures. Stryker has also initiated clinical studies in several European countries. Stryker may initiate additional clinical trials to demonstrate the utility of OP-1 based products in additional orthopaedic indications. Stryker and Creative BioMolecules have also conducted preclinical studies indicating the potential utility of OP-1 in the treatment of cartilage defects. We believe that Stryker's goal is to market OP-1 products for a number of orthopaedic reconstruction indications in major markets around the world.

Based on the results of the U.S. pivotal trial, other clinical and preclinical data, and our development of a commercial scale manufacturing process and facility, Stryker initiated a modular PMA application with the FDA in April 1998 for this OP-1 bone regeneration product. This application is still pending.

PERIODONTAL TISSUE REPAIR. Periodontal disease is a bacterially induced inflammatory disorder that results in the progressive destruction of the periodontal tissues that hold teeth in place. Reliable and effective restoration of periodontal tissue damaged or lost as a result of periodontal disease is not possible with current therapies. Based on data from the most recent American Dental Association Survey of Services Rendered ("ADA Survey"), in 1995 approximately four million patients underwent periodontal surgery in the United States for severe periodontal disease. We believe that many of these procedures would have been candidates for treatment with an OP-1 periodontal product.

In 1998, Stryker initiated enrollment in a pilot clinical trial to treat periodontal disease with an OP-1 device. This trial follows preclinical studies which demonstrated that an OP-1 device was capable of regenerating the normal tissue structures surrounding the tooth root.

KIDNEY DISORDERS

Kidney disorders, particularly various types of renal failure, are a large and growing health care problem. Billions of dollars are spent annually in the United States on the treatment of renal failure patients. Despite these expenditures, mortality rates remain high and quality of life low. Studies conducted by our scientists and academic collaborators have shown that OP-1 is a key morphogenic signal that initiates kidney formation at the earliest stages of kidney development.

CHRONIC RENAL FAILURE. Chronic renal failure is characterized by a gradual and progressive loss of kidney function. The most common conditions associated with onset of chronic renal failure are diabetes and high blood pressure. Chronic renal failure eventually results in end stage renal disease, a condition that requires dialysis or kidney transplantation. Aside from the substantial economic costs associated with dialysis, quality of life is significantly impacted, and the average life expectancy of patients on dialysis is substantially diminished. Based on reports from the United States Renal Data System and epidemiology studies, there were more than 300,000 patients on dialysis in 1995. We estimate that these numbers are rising by 10% each year. In addition, there were more than 700,000 patients with some degree of chronic renal failure in the United States in 1995. We believe that there is a significant commercial opportunity for a therapy that could reduce, delay or prevent the need for dialysis or that could halt the progression of chronic renal failure.

We are currently using financial support from Biogen to develop an OP-1-based therapy to moderate or halt the progression of chronic renal failure. See "- Collaborative and Licensing Agreements - Biogen, Inc." Creative BioMolecules has initiated a series of studies to investigate the potential of OP-1 to moderate the progression of chronic renal failure. Results indicate that systemic administration of OP-1 can retard the progressive loss of kidney function in an animal model of chronic renal failure. Additional preclinical studies are currently underway. We hope to initiate human clinical investigation of an OP-1 product for the treatment of chronic renal failure once preclinical studies are completed.

ACUTE RENAL FAILURE. Acute renal failure is the rapid and sudden loss of the kidneys' ability to perform their essential functions and is often associated with multiple organ failure and a high mortality rate. The primary causes of acute renal failure are interruptions of blood flow (often as a result of certain surgical procedures or cardiac arrest), trauma and certain medications with toxic side effects to the kidneys. Based on data from the National Center for Health Statistics and other sources there were 250,000 diagnosed cases of acute renal failure in the United States in 1995. Currently, therapies that prevent, improve recovery or reduce the extent of kidney injury from acute renal failure are limited.

Animal studies have been conducted by our scientists and collaborators to determine if acute renal failure can be treated with systemic administration of OP-1. Results of these studies indicate that an OP-1 product can reduce the extent of injury to the kidneys and promote more rapid recovery of kidney function in animal models of acute renal failure. Although clinical trials are difficult to design in this indication, we are currently exploring potential avenues for a therapy in acute renal failure.

NEUROLOGICAL DISORDERS

A number of neurological disorders, including stroke, Parkinson's disease, brain trauma, Alzheimer's Disease, and Amyotrophic Lateral Sclerosis (Lou Gehrig's Disease), are characterized by the acute or progressive death of neurons or the loss of neuronal function. We have completed a number of cell-based studies which indicate that OP-1 can promote neuron survival and can induce the formation or development of dendrites, the structures on neurons which pick up signals from other neurons. This dendrite formation effect of OP-1 may be an important factor in maintaining or recovering function following neurological injury or disease. Based on these findings, we have initiated a preclinical investigation to study the use of OP-1 as a treatment for certain neurological disorders. In addition to our research activities with OP-1, we are investigating the effect of other proprietary proteins in the treatment of disease and injury affecting the central nervous system. To compliment our in-house proteins, we have licensed exclusive rights to GDF-1, a growth factor with potential in the treatment of a number of nervous system disorders.

STROKE. Strokes occur when blood flow to the brain is interrupted by a clogged or burst artery. The interruption deprives the brain of oxygen and nutrients, and causes neurons to die. Stroke is the third leading cause of death in the United States and the number one cause of adult disability. The National Stroke Association has estimated that there are 550,000 strokes every year in the United States and that three million Americans are permanently disabled because of stroke. Therapeutics currently available to aid the recovery from stroke are limited. We believe that there is a substantial commercial opportunity for a protein-based therapy that could promote enhanced recovery from stroke.

Research by our academic collaborators has indicated that OP-1 can promote the development of dendrites on neurons and thereby enhance the ability of neurons to establish connections with adjacent neurons. This activity may enable the brain to form new neuronal connections and may aid recovery following stroke. In preclinical studies conducted by our collaborators at Massachusetts General Hospital, animals treated with OP-1 showed a statistically significant improvement in the rate and extent of motor skills recovery compared to untreated animals when OP-1 was administered a full three days following the stroke. Creative BioMolecules is continuing these studies with the goal of initiating human clinical investigation of OP-1 as a treatment to enhance recovery from stroke.

We believe that OP-1 represents a potential significant advance in stroke therapy. Most therapies in development or on the market for stroke are designed to limit the damage caused to the brain tissue and must therefore be administered within hours of the stroke's onset. In contrast, OP-1 appears to enhance the body's natural regenerative processes to help the brain compensate for areas damaged by the stroke. The ability to administer this agent three days after a stroke may also provide a clinical advantage in design of trials and in the care of patients. All of the data generated in our stroke therapy research is derived from preclinical studies. The therapy has not yet been tested in human clinical trials.

OTHER PROGRAMS IN DEVELOPMENT

OSTEOPOROSIS. Creative BioMolecules is engaged in preclinical studies to develop therapeutic products for use in osteoporosis. Osteoporosis is a term used to describe a variety of disorders that are characterized by a reduction in the mass of bone per unit volume. Most current therapies for osteoporosis are thought to work by inhibiting further loss of bone tissue rather than stimulating the formation of new bone. We believe that treatments that stimulate bone formation may provide therapeutic advantages in some osteoporosis patients. A morphogenic protein therapy, or a small molecule derived from the biology of morphogenic proteins, may cause the body to rebuild the bone mass lost due to osteoporosis or other metabolic bone diseases.

NEW APPLICATIONS OF MORPHOGENIC PROTEINS. The morphogenic proteins to which Creative BioMolecules has proprietary rights are involved in the development of several tissues and mediate the activity of many cell types. We are actively exploring the biology and activity of these proteins to identify new therapeutic applications of our proteins. Among these potential applications in early research are the treatment of inflammatory bowel disease, treatment of certain vision impairments and other new product opportunities. These programs are in an early state of research and require significant development work to determine the therapeutic potential of such possible future products.

MOLECULAR THERAPEUTICS. In addition to identifying and characterizing OP-1 and other morphogenic proteins, Creative BioMolecules also has identified the DNA sequences which regulate the expression of OP-1, identified the cellular receptors to which morphogenic proteins bind and through which they act, and determined the three-dimensional structure of OP-1. We are currently seeking to use this knowledge to format assays for screening to identify orally-active drug compounds that either promote endogenous morphogenic protein expression or mimic morphogenic protein biological activities. In addition, the information that relates to the three-dimensional structure of OP-1 can be used to aid the rational design or modification of small molecule drug candidates. These assays and information have enabled us to develop a molecular therapeutics program that seeks to identify the next generation of drug development candidates based on morphogenic protein biology.

COLLABORATIVE AND LICENSING AGREEMENTS

STRYKER CORPORATION. Creative BioMolecules entered into a collaboration with Stryker in 1985 to identify and develop bone-inducing proteins. OP-1 was first isolated and characterized by our scientists under this collaboration. In exchange for research funding, future royalties and revenue from commercial manufacturing, we developed OP-1 as a therapy for orthopaedic reconstruction and cartilage regeneration, and supplied Stryker material for use in clinical trials. In 1996, Creative BioMolecules and Stryker extended our OP-1 collaboration to include dental therapeutics. We have devoted significant time and resources to developing and implementing the commercial scale process for manufacturing the OP-1 bone regeneration product. In 1998, Stryker initiated the process to seek FDA approval of the OP-1 bone regeneration product by filing a modular Pre-Market Approval application.

On November 20, 1998, we restructured this long-term and successful research collaboration in conjunction with the sale of our manufacturing rights and assets to Stryker for approximately $20 million in cash and increased royalties from future product sales. As a result, Stryker has exclusive rights to develop, market and sell products incorporating bone and cartilage-inducing proteins developed under the research program, including OP-1, for use in the field of orthopaedic reconstruction and dental therapeutics. We have also agreed not to undertake any research, development or commercialization of any products in the fields of orthopaedic reconstruction and dental therapeutics, on our own behalf or for third parties, for the term of certain patents. We have the exclusive and irrevocable right to develop, market and sell products incorporating morphogenic proteins developed under the research program, including OP-1, for all uses and applications other than orthopaedic and dental reconstruction such as renal failure, neurological diseases, osteoporosis, and others. Stryker has agreed not to undertake any research, development or commercialization of any products in our field, on their own behalf or for third parties, for the term of those patents. Both Creative BioMolecules and Stryker have the right to grant licenses to third parties in their respective fields, and each is obligated to pay royalties to the other on its sales of such products and to share royalties received from licensees.

In November 1998, as part of the sale of certain of our manufacturing rights and assets to Stryker, we assigned certain patents and claims to Stryker related primarily to protein manufacturing processes, and orthopaedic reconstruction and dental therapeutics, subject to our retention of an exclusive license in our field. In addition, we granted Stryker an exclusive license under patents in our morphogen portfolio for use in the fields of orthopaedic reconstruction and dental therapeutics.

BIOGEN, INC. In December 1996, we entered into a Research Collaboration and License Agreement with Biogen to collaborate on the development of novel therapeutics based on OP-1 for the treatment of renal disorders. The initial focus of the collaboration was on advancing the development of OP-1 for the treatment of acute and chronic renal failure. Under the agreement, we granted to Biogen exclusive worldwide rights to manufacture, market and sell OP-1 for the treatment of renal disease.

Creative BioMolecules and Biogen modified this agreement in 1998, as a result of unanticipated difficulties in designing a clinical trial in acute renal failure and a slower than expected development timeline for chronic renal disease. Under our new agreement: 1) Biogen returned primary development responsibility for chronic renal failure to Creative BioMolecules; 2) in consideration of continued research funding through December 31, 1999, Biogen retained a one year option to re-license OP-1 in this field; 3) we assumed all rights to acute renal failure; and 4) other terms under the original agreement relating to milestone payments, due diligence and the letter of credit may be revived if Biogen exercises its option. If Biogen does not exercise its option, all rights to chronic renal failure will return to us and we may pursue the therapy independently or through collaborative partners, subject to our obligation to pay Biogen certain future milestones and royalties. Simultaneously with the sale of our manufacturing facility in Lebanon, New Hampshire, to Stryker, we assigned our protein manufacturing contract and lease agreement with Biogen to Stryker.

GENETICS INSTITUTE. In July 1996, Creative BioMolecules, Stryker and Genetics Institute, Inc., a wholly-owned subsidiary of American Home Products ("Genetics Institute"), cross-licensed their worldwide patent rights to each other, royalty-free, in the bone morphogenetic/osteogenic protein family. The agreement allows the companies to commercialize their respective lead compounds, which are now in clinical trials for bone repair and regeneration, free of the risk of patent litigation among the parties. Under the agreement, which covers both then issued patents and pending patent applications, Creative BioMolecules and Stryker have exclusive rights to OP-1, under both our own and Genetics Institute's patents. Genetics Institute and Yamanouchi Pharmaceutical Company, Ltd., its collaborative partner in the worldwide development of certain bone growth factors, have exclusive rights to BMP-2, their lead compound, under both their own and Creative BioMolecules/Stryker patents. In addition, the companies have granted each other royalty-free, non-exclusive cross-licenses to patents and patent applications covering certain other related morphogenic proteins.

ACADEMIC COLLABORATIONS. We have relationships with a number of academic investigators who are focused on testing morphogenic proteins in tissue regeneration and restoration applications. In our collaborations, we seek to expand the scientific knowledge concerning tissue formation as well as the activities and characteristics of various proteins under development by our scientists. The academic collaborators are not employees of Creative BioMolecules. Hence, we have limited control over their activities and limited amounts of their time are dedicated to our projects. From time to time, we have relationships with other commercial entities, some of which may be our competitors. Although the precise nature of each relationship varies, the collaborators and their primary affiliated institutions generally sign agreements that provide for confidentiality of our proprietary technology and results of studies. We seek to obtain exclusive rights to license developments that may result from these studies.

ENZON CROSS-LICENSING AGREEMENT. We own a number of issued U.S. and foreign patents with broad claims on the composition of BABS(TM) (Biosynthetic Antibody Binding Sites) proteins and their interdomain linkers. BABS(TM) is a separate technology developed by us, and to which we have retained rights, but which is not currently being utilized in our morphogen development programs. Some of our BABS(TM) technology is also covered by patents held by Enzon Corporation ("Enzon"). In December 1993, we signed cross-licensing and collaboration agreements with Enzon which consolidate the two companies' intellectual property rights and know-how covering BABS(TM) proteins. The parties have agreed to outlicense the combined technology to third parties on a non-exclusive basis in exchange for license, milestone and royalty payments. Enzon has been designated the exclusive marketing agent for such licenses. We believe that consolidation of the companies' respective positions relating to BABS(TM) proteins has created a strong proprietary position in the use and manufacture of these novel proteins.

MANUFACTURING

Creative BioMolecules has significant manufacturing experience in the scale-up and production of recombinant proteins, including OP-1. This manufacturing experience prepares us to move forward with our broad morphogenic proteins programs. We have produced a number of protein candidates by bacterial fermentation as well as by mammalian cell culture techniques in the laboratory, scaled-up both of these production processes, and produced clinical grade recombinant proteins. We currently operate a pilot scale manufacturing facility in Hopkinton, Massachusetts that is sufficient to manufacture OP-1 and other related proteins for preclinical and early stage clinical development for use outside the fields of orthopaedic reconstruction and dental therapeutics.

COMPETITION

The therapeutic products under development by Creative BioMolecules will compete with existing and new products being developed by others for treatment of the same indications. Competition in the development of human therapeutics is particularly intense and includes many large pharmaceutical and biopharma-ceutical companies, specialized biotechnology firms, universities and other research institutions. Many of these companies have extensive financial, marketing and human resources which may result in significant competition. Others have extensive experience in undertaking clinical trials, in obtaining regulatory approval to market products and in manufacturing on a large scale which may enhance their competitive position.

The technology underlying the development of human therapeutic products is expected to continue to undergo rapid and significant advancement and change. In the future, our technological and commercial success will be based on our ability to develop proprietary positions in key scientific areas and efficiently evaluate potential product opportunities.

We are aware of a number of companies that are engaged in the research and development of morphogenic proteins for the repair of bone and cartilage. We are aware that Genetics Institute, acquired in 1997 by American Home Products, and its collaborative partners are pursuing the development of bone morphogenetic proteins and have initiated human clinical trials of a recombinant bone morphogenetic protein for the repair of orthopaedic and other skeletal defects. Genetics Institute has entered into relationships with Yamanouchi Pharmaceuticals Co., Ltd. and Sofamor Danek Group, Inc. covering development and marketing of bone morphogenetic proteins. Other companies may attempt to develop products incorporating proteins purified from bone, which may include bone morphogenetic proteins, for orthopaedic applications. In addition, we believe that a number of biopharmaceutical companies are developing other recombinant human proteins, primarily growth factors, for use in the repair of bone and cartilage defects and in other indications. A number of other companies are pursuing traditional therapies, including autografts, allografts and electrical stimulation devices, as well as cell and gene therapies for the repair of bone and cartilage defects that may compete with our products.

We believe that potential dental or periodontal products initiated by Creative BioMolecules and developed by Stryker will compete primarily with traditional therapies and therapies incorporating other morphogenic proteins or growth factors. Genetics Institute is also pursuing the development of bone morphogenetic proteins for the repair of dental and periodontal tissue.

Several biotechnology and pharmaceutical companies are developing recombinant protein based products for the treatment of renal and neurological disorders. In the field of renal failure, companies are evaluating several different products in human clinical studies for acute renal failure, some of which may also be under review preclinically for chronic renal failure. We are not aware of any companies developing morphogenic protein based products for either acute or chronic renal failure. In the field of neurological disorders, particularly in the area of stroke therapy, there are several companies engaged in preclinical and clinical studies with recombinant protein based and more traditional small molecule products.

A number of biotechnology and pharmaceutical companies are pursuing the development of other recombinant growth factors and hormones for the treatment of osteoporosis. We believe that only a limited number of companies are seeking to develop morphogenic proteins for the treatment of osteoporosis. However, many major pharmaceutical companies are pursuing the development of traditional drug therapies for the treatment of osteoporosis. Certain therapies approved or in development for osteoporosis have demonstrated efficacy at slowing the loss of bone mineral density and improving clinical outcomes for patients. Such therapies provide alternatives to the treatment of osteoporosis that would compete with any osteoporosis products developed by us.

In addition to competing with pharmaceutical and biotechnology companies, our products and technologies will also compete with those developed by academic institutions, government agencies and other public organizations conducting research. Any of these organizations may discover new therapies, seek patent protection or establish collaborative arrangements for product research which are competitive with our products and technologies.

In addition to a product's patent position, efficacy and price, the timing of a product's introduction may be a major factor in determining eventual commercial success and profitability. Early entry may have important advantages in gaining product acceptance and market share. Accordingly, the relative speed with which we or our collaborative partners can complete preclinical and clinical testing, obtain regulatory approvals, and supply commercial quantities of the product is expected to have an important impact on our competitive position, both in the United States and abroad. Other companies may succeed in developing similar products that are introduced earlier, are more effective, or are produced and marketed more effectively. If any research and development by others renders any of our products obsolete or noncompetitive, then our potential for success and profitability may be limited.

PATENTS AND PROPRIETARY RIGHTS

Creative BioMolecules pursues a policy of obtaining broad patent protection for patentable subject matter relating to our proprietary technology platform in tissue repair and regeneration. As of March 2, 1999, we owned or had rights to 72 issued patents and 79 pending patent applications in the United States, and owned or had rights to 57 issued foreign patents and 156 foreign patent applications. These patents and patent applications cover compositions of matter, fields of uses, screening, and methods of production as well as patents relating to our morphogenic protein technology, BABS(TM), and interdomain linker technology.

Certain patents and patent applications relating to morphogenic proteins, including OP-1, are owned by Stryker and have been licensed exclusively to us for use in all indications other than orthopaedic reconstruction and dental therapeutics. See "- Collaborative and Licensing Agreements - Stryker Corporation." Certain other patents and patent applications are owned jointly with other collaborators. There can be no assurance, however, that any such patent applications will issue as patents, or that any patent now issued, or to be issued, will provide a preferred position with respect to the technology or products it covers.

MORPHOGENIC PROTEIN TECHNOLOGY. Within our patent estate covering morphogenic protein technology, we own or have rights to 44 issued and 74 pending applications in the United States, and 37 issued and 133 pending foreign applications, which contain claims to novel therapies and processes, as well as numerous tissue applications, including renal, neural, bone, liver, periodontal, dentin, gastrointestinal tract and immune cell-mediated tissue applications.

On July 15, 1996, Creative BioMolecules, Stryker and Genetics Institute entered into a cross-license agreement in which the parties granted worldwide, royalty-free, cross licenses to each other in the bone morphogenetic/ osteogenetic protein family. This agreement reduces the threat of potential litigation to our individual and joint efforts with Stryker to commercialize OP-1.

In November 1998, Creative BioMolecules and Stryker entered into a cross-license agreement under which we assigned ownership of certain manufacturing and other patents to Stryker relating primarily to the OP-1 bone regeneration and dental therapeutics products. We retained an irrevocable, exclusive license to these patents for all uses outside the fields of orthopaedic reconstruction and dental therapeutics. We also granted to Stryker a license to certain patents in our morphogen portfolio for use exclusively in the fields of orthopaedic reconstruction and dental therapeutics.

Our success will depend in part on our ability to obtain marketing exclusivity for our products for a period of time sufficient to establish a market position and achieve an adequate return on our investment in product development. We believe that protection of our products and technology under United States and international patent laws and other intellectual property laws is an important factor in securing such market exclusivity. U.S. patents issued from applications filed prior to June 8, 1995 have a term of the longer of 17 years from patent grant or 20 years from the earliest filing date. U.S. patents issued from applications filed on or after June 8, 1995, have a term of 20 years from the earliest filing date. Patents in most foreign countries have a term of 20 years from the date of the filing of the patent application. In the United States and certain foreign countries, the exclusivity period provided by patents covering pharmaceutical products may be extended by a portion of the time required to obtain regulatory approval for a product. Certain patents relating to OP-1 owned by Stryker and licensed to us will begin expiring in 2005.

Although we pursue patent protection for our technology, significant legal issues remain as to the extent to which patent protection may be afforded in the field of biotechnology, in both the United States and foreign countries. Furthermore, the scope of protection has not yet been broadly tested. Therefore, we also rely upon trade secrets, know-how and continuing technological advancement to develop and maintain our competitive position. Disclosure of our know-how is generally protected under confidentiality agreements. We do not know, however, whether all our confidentiality agreements will be honored, that third parties will not develop equivalent technology independently, that disputes will not arise as to the ownership of technical information or that wrongful disclosure of our trade secrets will not occur.

Certain products and processes important to Creative BioMolecules may be subject in the future to patent protection obtained by others. The field of biotechnology is developing rapidly. Because many patent applications have been filed in this field in recent years, we can not predict the scope that courts will give to the claims of patents issued from such applications and the nature of these claims. Several patent applications based on work done years ago have been issued to others with broad claims directed to the use of basic recombinant DNA technology. We believe that it is premature to predict what general trend, if any, will emerge as to the breadth of allowed claims for biotechnology products and related uses. The allowance of broader claims may increase the incidence and cost of interference proceedings at the United States Patent and Trademark Office and the risk of infringement litigation. A policy of allowing narrower claims, conversely, could limit the value of our proprietary rights under our patents. It is possible that Patent and Trademark Office interference proceedings will occur with respect to a number of our patent applications or issued patents. It is also likely that subject matter patented by others will be required by us to research, develop, or commercialize at least some of our products. If we are unable to obtain licenses under any such patent rights of others on acceptable terms then we may have to limit or terminate the development of some or all of our products.

REGULATORY ISSUES

Regulation by governmental agencies in the United States and other countries is a significant factor in the clinical evaluation and licensing of our potential products as well as in the development and research of new products. All of our products currently under development will require regulatory approval by the FDA under the Food, Drug, and Cosmetic Act ("FD&C Act"), as a drug or device, or under the Public Health Service Act as a biological, to be marketed in the United States. Regardless of the classification assigned to our products, all human diagnostic and therapeutic products are subject to rigorous testing. Generally, considerable time and expense are required to clinically evaluate the safety and efficacy of a new product. Moreover, even after extensive preclinical testing, unanticipated side effects can arise during clinical trials that can halt or delay the regulatory process at any point. Seeking and obtaining regulatory approval for a new therapeutic or diagnostic product is likely to take several years and will require the expenditure of substantial resources.

Products developed through genetic engineering, such as ours, are relatively new, and state and local regulation may increase as genetically engineered products become more common. The federal government oversees certain recombinant DNA research activity through the National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules (the "NIH Guidelines"). We believe that our activities comply with the NIH Guidelines, which prohibit or restrict certain recombinant experiments, set forth levels of biological and physical containment of recombinant DNA molecules to be met for various types of research, and require that institutional biosafety committees approve certain experiments before they are initiated. Compliance with the NIH Guidelines has not had, and we do not foresee that it will have, a material effect on our competitive position or cash flow. Discussions have been underway since 1996 between NIH and FDA regarding alternative models for regulation of recombinant DNA research and the products resulting from such research, and the appropriateness of any continued NIH role. It is not possible to predict the effect of such potential regulatory changes on us or our potential competitors.

On November 21, 1997, the FDA Modernization Act of 1997 ("FDAMA") was enacted into law. In addition to reauthorizing the collection of user fees for prescription drugs, FDAMA changed the FD&C Act in numerous ways. Because some provisions of FDAMA require the FDA to develop further regulations, or are unclear, it is not possible for us to predict the overall effect of FDAMA on us or our potential competitors.

PHARMACEUTICAL AND BIOLOGICAL PRODUCTS. We expect that certain of our potential products will be regulated by the FDA as pharmaceuticals or biologicals. The regulatory approval of pharmaceutical and biological products in the United States intended for therapeutic use in humans involves many steps. The initial phase of the FDA approval process involves preclinical testing to demonstrate that the product would not be an unreasonable hazard in clinical studies with human subjects. Preclinical tests must typically meet the FDA's good laboratory practices regulations if they are to be used for the purpose of an application to the agency. Upon completion of preclinical testing, an IND application must be filed with the FDA. The application must include the following distinct sets of information:

1) Information on the composition of the product including pharmacology and toxicology;
2) Chemistry, manufacturing, and control information;
3) Results of all the preclinical safety and efficacy investigations including in vivo and in vitro studies;
4) Information on any previous human experience with the product;
5) A clinical design and protocol;

6) Information on the investigators;
7) The necessary agreements among parties involved in the testing; and,
8) Approval of an Institutional Review Board at the center(s) conducting the study or studies.

If the application has not been denied or if additional information has not been requested by the FDA within 30 days of filing, the applicant may then begin clinical studies.

Clinical testing usually occurs in three phases to demonstrate safety and efficacy of the product.

1) Phase I clinical trials consist of testing for the safety and tolerance of the product with a small group of subjects and may also yield preliminary information about the efficacy and dosage levels of the product.
2) Phase II clinical trials involve testing for efficacy, determination of optimal dosage and identification of possible side effects in a larger patient group.
3) Phase III clinical trials consist of additional testing for efficacy and safety with an expanded patient group.

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

DEVICES. We expect that certain of our potential products will be regulated by the FDA as Class III devices. Preclinical evaluations of Class III devices are similar to those of pharmaceuticals and biologicals, with additional emphasis on implant persistence, implant sensitization, and carrier characterization and specifications. Upon completion of preclinical testing, an IDE application is filed with the Center for Devices and Radiological Health in the FDA. This application consists of the following distinct sets of information:

1) Identifying information on the sponsor;
2) Complete reports of prior investigations of the device;
3) Summary of the investigational plan (or the complete plan);
4) Description of the methods, facilities, and controls used for manufacturing, processing, packing, storage, and installation of the device;
5) Example investigator agreements;
6) List of investigators;
7) Certifications concerning investigators and Investigational Review Boards;
8) Copies of labeling; and,
9) Materials relating to environmental impact and informed consent.

If the application has not been denied by the FDA within 30 days of filing, the applicant may then begin clinical studies. The FDA may approve the IDE before the end of the 30 day period, in which case the applicant may begin clinical studies immediately.

The clinical testing of a device may consist of a preliminary feasibility study leading to a much larger pivotal safety and effectiveness study, or it may consist of only one or more larger pivotal safety and effectiveness studies. Upon successful completion of the clinical testing and compilation of the data, a PMA application can be filed. This application consists of the following:

1)  Indications for use;
2)  Product description;
3)  Discussion of alternatives to use of the device;
4)  Marketing history (worldwide);
5)  Review of clinical studies and results;
6)  Methods, facilities and controls (as in an IDE);
7)  Non-clinical data;
8)  If only one clinical study is used, a justification of that approach;
9) Identification and bibliography of any information relevant to the safety and effectiveness of the device;
10) Product samples;
11) Product labeling; and,
12) Certain environmental information.

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

TREATMENT IND STATUS. Before the completion of clinical trials for products, a company may file for Treatment IND status under provisions of the IND regulations. These regulations apply to products for patients with serious or life-threatening diseases and are intended to facilitate the availability of new products to desperately ill patients after clinical trials have shown convincing evidence of efficacy, but before general marketing approval has been granted by the FDA. Under these regulations, it may be possible for us to recover some of the costs of research, development and manufacture of qualified products before commercial marketing begins. We may seek Treatment IND status for qualified products, although the decision whether to grant such status lies with the FDA.

FDAMA codifies many of the FDA's previous treatment IND regulations. In addition, it creates new authority for expanded access to investigational therapies for serious diseases, if the request is performed through a physician, the product shows sufficient evidence of safety and efficacy, and provision of the product would not interfere with ongoing clinical research.

The FDA has also adopted regulations intending to accelerate the approval of therapeutic products for serious and life threatening diseases under certain circumstances. We may seek to utilize these regulations for qualified products. Approvals under these regulations may be conditioned on further studies, may include restrictions on marketing, may require prior submission of promotional materials, and may be subject to expedited withdrawal of approval.

In addition to existing FDA regulations, FDAMA added new "fast track" authority allowing FDA to expedite the approval of drugs for serious or life-threatening conditions. Requirements for fast track drugs are similar to those for accelerated approval, including FDA authority to require post-clinical studies, presubmission of promotional materials, and enhanced NDA withdrawal authority.

USER FEES. FDAMA amended existing laws to continue FDA authorization to charge user fees for prescription drug products. The purpose of the user fee provisions of FDAMA is to reduce the time that FDA takes to act on completed applications. Under an informal letter arrangement, FDA has committed to act on priority applications within 6 months, regular applications within 12 months (reducing to 10 months over the next 5 years), manufacturing supplements within 6 months (reducing to 4 months over the next 5 years), and resubmissions with relatively minor new information within 6 months (reducing to 2 months over the next 5 years). The user fee provisions of FDAMA contemplate that the fees will be used to fund additional resources at FDA to enable it to meet these informal review deadlines. However, the law itself does not impose an affirmative obligation on FDA to meet these deadlines or any overall approval goals. Some companies may receive an exemption from user fees, either because they qualify as small businesses, because their products are used for rare diseases or conditions, or because they meet other technical exceptions contained in the law. FDAMA continues FDA authority to grant waivers to protect the public health, if fees would exceed costs, on equitable grounds, or for small businesses. Because FDAMA changed the existing waiver provisions of the previous user fee law, it is not clear whether existing FDA draft guidances on waiver criteria apply or will have to be redrafted. We may seek exceptions or waivers for our products as appropriate, although given the current uncertainty of the law, we can not predict whether such exceptions or waivers will be granted. The user fee provisions of the FD&C Act, as modified by FDAMA, do not currently apply to medical devices.

FACILITIES INSPECTION. In addition to product approval prior to marketing, we must also obtain FDA approval of the facility in which our products will be manufactured. In the case of a pharmaceutical or a device, we must be in compliance with cGMP requirements. The FDA may inspect our facilities to determine such compliance as part of the overall NDA, BLA, or PMA approval. Since any NDA, BLA or PMA approved by the FDA is both site and process specific, any material change in our manufacturing process, equipment or location would necessitate additional FDA review and approval. Recently, the FDA promulgated new regulations concerning cGMPs for medical devices. These new regulations include elements drawn from existing international standards and a new emphasis on design of medical devices (in addition to the existing focus on manufacturing). Until these new regulations are better understood by industry, compliance with medical device cGMPs may prove more difficult than in the past, and may require the use of additional resources or even the redesign of some existing devices or facilities.

FOREIGN REGULATIONS. Regulations concerning the marketing of human therapeutic and diagnostic products are generally imposed by foreign governments and may have an impact on our anticipated operations. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement levels vary widely from country to country. We attempt to conduct our development activities in a manner that would also support regulatory filings in selected foreign countries.

OTHER. Amendments to the federal laws have loosened export restrictions on therapeutic products, including amendments permitting the export of products not yet approved in the United States but approved in certain foreign countries. We may choose to conduct such exports of our products prior to obtaining FDA marketing approval in the United States.

In addition, we are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Research Conservation and Recovery Act, regulations administered by the Nuclear Regulatory Commission, national restrictions on technology transfer, import, export and customs regulations and certain other local, state or federal regulation. From time to time, other federal agencies and congressional committees have indicated an interest in implementing further regulation of biotechnology applications. We are not able to predict whether any such regulations will be adopted or whether, if adopted, such regulations will adversely affect our business.

EMPLOYEES

Concurrent with the sale of manufacturing to Stryker in November 1998, we underwent a corporate reorganization to position us as an efficient and aggressive research and development company. Currently, we have 71 full-time employees, 28 of whom hold PhD or MD degrees. We consider our relations with our employees to be good and, apart from the recent restructuring, have experienced a low rate of employee turnover. None of our employees are covered by a collective bargaining agreement. We have entered into confidentiality agreements with all of our employees.

ITEM 2. DESCRIPTION OF PROPERTY

Creative BioMolecules currently leases an aggregate of 35,400 square feet in two adjacent facilities in Hopkinton, Massachusetts. The location is approximately 30 miles west of Cambridge and Boston and 20 miles east of Worcester, all of which are major research centers in health care and biotechnology in Massachusetts. Our Hopkinton facilities house research and development laboratories, small scale production suites, and corporate offices. Both leases expire in 2001. In addition, we currently lease 10,500 square feet of office space in Boston, Massachusetts for administrative offices. The lease expires in 2002.

We believe that our existing facilities are adequate for our near term needs. We expect that additional facilities may be required to meet future needs.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 1998, to a vote of Creative BioMolecules' security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Creative BioMolecules, Inc. Common Stock is traded on The Nasdaq Stock Market under the symbol CBMI. The following table presents quarterly information on the price range of our Common Stock, indicating the high and low sale prices reported by The Nasdaq Stock Market.

                                                                High      Low
                                                               -----     -----
1998
    4th Quarter............................................... $3.81     $1.75
    3rd Quarter...............................................  5.00      2.31
    2nd Quarter...............................................  8.75      4.13
    1st Quarter............................................... 11.00      7.63

1997
    4th Quarter............................................... 11.63      6.63
    3rd Quarter............................................... 11.13      5.88
    2nd Quarter............................................... 10.13      6.88
    1st Quarter............................................... 13.38      7.50

STOCKHOLDERS

As of March 1, 1999, we had approximately 368 stockholders of record of our Common Stock and eight stockholders of record of our Series 1998/A Preferred Stock.

DIVIDENDS

We have never paid any dividends on our Common Stock and we do not intend to pay any dividends on our Common Stock in the foreseeable future. We intend to retain earnings, if any, for the development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

During the fourth quarter of 1998, Creative BioMolecules, Inc. issued a total of 522,436 shares of Common Stock. We issued the shares of Common Stock in connection with the conversion of 539 shares of Series 1998/A Preferred Stock by the holders of such stock. We issued the shares of Common Stock at conversion prices ranging from $1.92 to $2.19 per share. The aggregate conversion price was $1,071,665. We issued the shares of Common Stock without registration under
Section 4(2) of the Securities Act of 1933, as amended. We did not use any underwriters in the transaction.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

We derived the selected consolidated financial data set forth below with respect to the consolidated statements of operations for the years ended December 31, 1998, 1997 and 1996, and with respect to the consolidated balance sheets as of December 31, 1998 and 1997, from the consolidated financial statements that have been audited by Deloitte & Touche LLP, independent auditors. The consolidated financial statements are included elsewhere in this Form 10-K. We derived the consolidated statements of operations data for the three months ended December 31, 1995, and the years ended September 30, 1995 and 1994 and the consolidated balance sheets data as of December 31, 1996 and 1995 and September 30, 1995 and 1994, from audited consolidated financial statements not included in this Form 10-K. You should read the data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included in this Form 10-K.

                                                                                            THREE
                                                               YEARS ENDED                  MONTHS           YEARS ENDED
                                                               DECEMBER 31,                 ENDED           SEPTEMBER 30,
                                                   -----------------------------------   DECEMBER 31,   ---------------------
                                                      1998         1997         1996       1995(1)        1995         1994
                                                   ----------    --------     --------   ------------   --------     --------
                                                                         (In thousands, except per share amounts)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Research and development contracts               $  10,419     $ 12,693     $  5,548     $    971     $  5,824     $  3,652
  Manufacturing contracts                                             394        4,486          770        6,159        1,411
  License fees and royalties                              10                    11,122            2          544            7
  Product sales                                                                                                            16
  Interest                                             2,184        2,331        1,174          261          649          580
  Other                                                   12           15           22                        53          141
                                                   ---------     --------     --------     --------     --------     --------
    Total revenues                                    12,625       15,433       22,352        2,004       13,229        5,807
                                                   ---------     --------     --------     --------     --------     --------
Costs and expenses:
  Research and development                            24,856       25,122       15,651        3,194       11,688       17,680
  Cost of manufacturing contracts                                     274        3,823          715        5,330        1,389
  Cost of product sales                                                                                                     3
  General and administrative                           7,475        6,473        4,901        1,254        3,604        4,794
  Sale of manufacturing operations                     1,362
  Interest                                               327          216          217           61          229          200
                                                   ---------     --------     --------     --------     --------     --------
    Total costs and expenses                          34,020       32,085       24,592        5,224       20,851       24,066
                                                   ---------     --------     --------     --------     --------     --------
Net loss                                             (21,395)     (16,652)      (2,240)      (3,220)      (7,622)     (18,259)
Accretion on Series 1998/A Preferred Stock              (987)
                                                   ---------     --------     --------     --------     --------     --------
Net loss applicable to common stockholders         $ (22,382)    $(16,652)    $ (2,240)    $ (3,220)    $ (7,622)    $(18,259)
                                                   =========     ========     ========     ========     ========     ========
Basic and diluted loss per common share(2)         $   (0.66)    $  (0.50)    $  (0.07)    $  (0.11)    $  (0.37)    $  (0.95)
                                                   =========     ========     ========     ========     ========     ========
Common shares for basic and diluted loss
computation(2)                                        33,672       33,078       30,062       28,120       20,431       19,212
                                                   =========     ========     ========     ========     ========     ========


                                                                       DECEMBER 31,                         SEPTEMBER 30,
                                                   --------------------------------------------------   ---------------------
                                                      1998         1997         1996         1995         1995         1994
                                                   ----------    --------     --------   ------------   --------     --------
                                                                                 (In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and
 marketable securities                             $  57,935     $ 30,598     $ 50,075     $ 20,002     $ 10,486     $  5,423
Working capital                                       49,613       32,381       48,174       21,743       11,651        4,927
Total assets                                          66,164       59,038       73,819       41,341       32,192       27,470
Capital lease obligations, less current portion          713        2,005        1,651        1,711        1,713        1,750
Accumulated deficit                                 (110,472)     (88,090)     (71,438)     (69,198)     (65,978)     (58,356)
Total stockholders' equity                            33,105       52,709       67,261       37,829       28,269       22,807


--------------
(1) In January 1996, we changed our fiscal year end from September 30 to December 31, effective with the three month period ended December 31, 1995.

(2) See Note 1. of Notes to Consolidated Financial Statements for an explanation of the computation of basic and diluted loss per common share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

To date, we have derived most of our revenues from research and development payments and license fees under agreements with collaborative partners. In 1996, we also derived a significant portion of our revenues from contract manufacturing. We anticipate that over the next several years we will derive most of our revenues from agreements with collaborative partners, including possible royalty revenues from Stryker. We have never been profitable and expect to incur additional operating losses in 1999. Results beyond 1999 will depend largely on the timing and magnitude of royalty payments from Stryker if the OP-1 device is approved for commercial sale. We may incur continued losses in future years.

Our research agreements with collaborative partners have typically obligated such collaborative partners to provide for the partial or complete funding of research and development for specified projects and pay royalties to us in exchange for licenses to market the resulting products. We have been a party to research collaborations with Stryker to develop products for orthopaedic reconstruction and dental therapeutics and with Biogen to develop products for the treatment of renal disorders. Each of these research collaborations was restructured in 1998.

Under the research portion of our collaboration with Stryker, prior to its restructuring in November 1998, we supplied OP-1 products to Stryker for clinical trials and other uses, provided manufacturing regulatory support and performed research work pursuant to work plans we both established periodically. In November 1998, we sold our OP-1 manufacturing rights and facilities to Stryker. In fiscal 1999, we will focus internal research efforts on developing new tissue regeneration therapies in non-bone applications.

In December 1996, we signed a Research Collaboration and License Agreement with Biogen (the "Biogen Research Agreement"). Under the Biogen Research Agreement, we performed research work pursuant to work plans we both established periodically. In 1998, we signed an Amendment Agreement (the "Biogen Amendment Agreement") with Biogen. Under this amendment, we have assumed primary responsibility for the development of products for the treatment of renal disorders. Biogen has provided research funding to us through December 1999.

Although we are seeking and in the future may seek to enter into collaborative arrangements with respect to certain other projects, there can be no assurance that we will be able to obtain such agreements on acceptable terms or that the costs required to complete the projects will not exceed the funding available for such projects from the collaborative partners.

Prior to the restructuring of our collaborations with Stryker and Biogen, our manufacturing contracts provided for technical collaboration and manufacturing for third parties at our manufacturing facility in Lebanon, New Hampshire and at our research facility in Hopkinton, Massachusetts. Beginning in January 1995, we were a party to a manufacturing contract with Biogen (the "Manufacturing Contract") to produce several of Biogen's protein-based therapeutic candidates. As part of the sale to Stryker of our manufacturing facility, Stryker assumed our obligations under the Manufacturing Contract.

We earn and recognize revenue based upon work performed, upon the sale or licensing of product rights, upon shipment of product for use in preclinical and clinical testing or upon attainment of benchmarks specified in collaborative agreements. Our results of operations vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of payments made by collaborative partners and the timing of contract manufacturing activities. The timing of our contract revenues may not match the timing of our associated product development expenses. As a result, research and development expenses may exceed contract revenues in any particular period. Furthermore, aggregate research and development contract revenues for any product may not offset all of our development expenses for such product.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND 1997

Our revenues in the year ended December 31, 1998 were $12,625,000. Our revenues in the year ended December 31, 1997 were $15,433,000. Research and development contract revenues decreased 18% from $12,693,000 in 1997 to $10,419,000 in 1998. The decrease in research and development contract revenues from 1997 to 1998 primarily is a result of a decrease in our research activity under the research collaboration with Biogen, partially offset by an increase in research and development contract revenues from the supply of OP-1 to Stryker. We anticipate that research and development contract revenues in the year ending December 31, 1999, will be substantially less than the year ended December 31, 1998, because we sold the manufacturing operations to Stryker. We do not anticipate significant research and development contract revenues from Stryker in the year ending December 31, 1999.

License fees and royalties revenues in the year ended December 31, 1998 include $10,000 in revenue from licensing patent rights and know-how associated with certain protein technology which is not central to our business.

Interest revenues decreased 6% from $2,331,000 in 1997 to $2,184,000 in 1998 because we had higher average balances in cash and marketable securities in 1997 than we had in 1998. In December 1996, under the Biogen Research Agreement and a Restricted Stock Purchase Agreement, Biogen paid to us a $10,000,000 license fee and made an $18,000,000 equity investment in our Common Stock. In May 1998, we sold 25,000 shares of Series 1998/A Preferred Stock. Net proceeds to us, after deducting fees and other expenses of the offering, were approximately $23,618,000. In addition, we received approximately $20,000,000 in the fourth quarter of 1998 from the sale of our OP-1 manufacturing related assets to Stryker.

Our total costs and expenses, consisting primarily of research and development expenses, increased 6% from $32,085,000 in the year ended December 31, 1997, to $34,020,000 in the year ended December 31,1998. Research and development expenses decreased 1% from $25,122,000 in 1997 to $24,856,000 in 1998. Our research and development expenses for 1998 are slightly less than 1997 due to the sale of our OP-1 manufacturing rights and facilities to Stryker in November 1998 and the elimination of manufacturing and facility-related expenses. We anticipate that research and development expenses in 1999 will be substantially less than in 1998, due to the sale of the manufacturing facilities to Stryker and the elimination of manufacturing and facility-related expenses. During 1998, our research and development expenses included the following activities:

- Work in preparation for the filing of a PMA application and work in prepa-ration for the FDA regulatory review of Stryker's bone graft substitute product;
- Manufacturing of OP-1 and OP-1 devices;
- Research into renal disease therapy as part of the Biogen collaboration; and
- Research into neurological disease therapies and other indications proprietary to us.

Stryker initiated a modular PMA filing for the bone graft substitute product following a 122 patient pivotal trial in the treatment of tibial non-union fractures which was presented at the American Academy of Orthopaedic Surgeons in March 1998. In connection with the FDA review of the manufacturing module, we completed revalidating certain manufacturing processes in 1998 and Stryker has stated that it is working to complete the submission of the modular PMA to the FDA. We used the manufacturing facility in Lebanon, New Hampshire in 1998 for the production of OP-1 for use by Stryker and us. We reported the costs associated with such production of OP-1 as research and development expenses.

General and administrative expenses increased 15% from $6,473,000 in 1997 to $7,475,000 in 1998. The increase primarily is due to approximately $600,000 in increased costs associated with additions to our legal and administrative staff and from increases in external legal and other consulting costs and from costs associated with our administrative office.

In November 1998, we sold our OP-1 manufacturing rights and facilities to Stryker. We expect that the sale will provide us with increased royalties on Stryker products, if approved for commercial sale, in lieu of the manufacturing revenue anticipated under the prior agreement. Proceeds and expenses associated with this transaction included the following:


Total proceeds                                           $ 19,530,000
Less:
  Net book value of manufacturing related assets           18,929,000
  Employee termination costs                                1,438,000
  Legal, accounting and consulting costs                      525,000
                                                         ------------
Loss on sale of manufacturing operations                 $ (1,362,000)
                                                         ============

We recorded a charge of $1,362,000 in the quarter ended December 31, 1998, in connection with this transaction.

Interest expense increased 51% from $216,000 in 1997 to $327,000 in 1998. The increase in interest expense is due to an increase in our obligations under an equipment lease agreement. As part of the sale to Stryker of the manufacturing related assets, Stryker assumed $710,000 of our obligations under equipment lease agreements and $1,727,000 of our obligations under a facility capital lease.

As a result of the foregoing, we incurred a net loss of $21,395,000 in the year ended December 31, 1998, compared to a net loss of $16,652,000 in the year ended December 31, 1997.

Accretion on Series 1998/A Preferred Stock for the year ended December 31, 1998, includes $733,000, calculated at the rate of 5% per annum of the stated value of the outstanding Series 1998/A Preferred Stock from May 27, 1998 and $254,000 of accretion of issuance costs related to the sale of Series 1998/A Preferred Stock. We are accreting the Series 1998/A Preferred Stock up to its conversion value.

In computing the net loss applicable to common stockholders for the year ended December 31, 1998, accretion of the Series 1998/A Preferred Stock mentioned above is included.

YEARS ENDED DECEMBER 31, 1997 AND 1996

Our revenues in the year ended December 31, 1997 were $15,433,000. Our revenues in the year ended December 31, 1996 were $22,352,000. Research and development contract revenues increased 129% from $5,548,000 in 1996 to $12,693,000 in 1997. The increase in research and development contract revenues from 1996 to 1997 primarily is a result of research activity under the research collaboration with Biogen including revenue from the supply of OP-1 to Biogen pursuant to the Biogen Research Agreement.

Manufacturing contract revenues in 1996 reflect manufacturing for Biogen, under the Manufacturing Contract, conducted at the Company's manufacturing facility in Lebanon, New Hampshire. Manufacturing contract revenues in 1997 reflect manufacturing for Biogen, under a Service Agreement separate from the Biogen Research Agreement and Manufacturing Contract, conducted at the Company's research facility in Hopkinton, Massachusetts.

License fees and royalties revenues in 1996 include:

- a $10,000,000 license fee from Biogen as part of our research collaboration to develop products for the treatment of renal disorders;
- $500,000 from Stryker for our licensing to Stryker of certain patent rights and know-how in the dental field; and
- $622,000 for licensing patent rights and know-how associated with certain protein technology which is not central to our business.

Interest revenues increased 99% from $1,174,000 in 1996 to $2,331,000 in 1997. Interest revenue increased because we had higher average balances in cash and marketable securities in 1997 than we had in 1996. In December 1996, under the Biogen Research Agreement and a Restricted Stock Purchase Agreement, Biogen paid to us a $10,000,000 license fee and made an $18,000,000 equity investment in our Common Stock.

Our total costs and expenses, consisting primarily of research and development expenses, increased 30% from $24,592,000 in the year ended December 31, 1996 to $32,085,000 in the year ended December 31, 1997. Research and development expenses increased 61% from $15,651,000 in 1996 to $25,122,000 in 1997. From
1996 to 1997, we expanded our research and development activities to include the following:

- Work in preparation for the filing of a PMA application and work in preparation for the FDA regulatory review of Stryker's bone graft substitute product;
- Research into renal disease therapy as part of the Biogen collaboration; and
- Research into neurological disease therapies and other indications proprietary to us.

In addition, in 1997 we used the manufacturing facility in Lebanon, New Hampshire for the production of OP-1 for use by Stryker, Biogen and us. We reported the costs associated with such production of OP-1 as research and development expenses.

Cost of manufacturing contracts consists of the costs associated with our manufacturing activities for Biogen, discussed under manufacturing contract revenues above.

General and administrative expenses increased 32% from $4,901,000 in 1996 to $6,473,000 in 1997. The increase primarily is due to increased costs associated with additions to our legal, corporate communications, business development and other administrative staff.

As a result of the foregoing, we incurred a net loss of $16,652,000 in the year ended December 31, 1997, compared to a net loss of $2,240,000 in the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $57,935,000 and $309,000 remaining on an equipment lease line, as discussed further below. We have financed our operations primarily through placements of equity securities, revenues received under agreements with collaborative partners, and more recently, manufacturing contracts and the sale of our OP-1 manufacturing rights and facilities to Stryker.

We reduced our investment in property, plant and equipment to $7,702,000 at December 31, 1998 from $31,378,000 at December 31, 1997, as a result of the sale of our manufacturing facilities to Stryker. We currently plan to spend approximately $1,500,000 in the year ending December 31, 1999 in leasehold improvements and equipment purchases to upgrade our research and development capabilities. In October 1997, we entered into a master lease agreement to provide for the lease financing of up to $2,000,000 of laboratory and office equipment. At December 31, 1998, $309,000 is available under this lease commitment.

On May 27, 1998, we completed a private placement with three institutional investors for the sale of 25,000 shares of Series 1998/A Preferred Stock, with a stated value of $1,000 per share resulting in net proceeds of approximately $23,618,000 after expenses.

The Series 1998/A Preferred Stock is convertible into the number of shares of our Common Stock, equal to the stated value plus accretion of 5% per annum divided by the then applicable Conversion Price. The Conversion Price is equal to the average of the five lowest closing bid prices of the Common Stock during the twenty consecutive trading days immediately preceding the conversion date. From May 1998 through May 1999, the Conversion Price may not exceed $10.00. From June 1999 through January 2000, the Conversion Price may not exceed $11.00. There are certain limits on the number of shares of Series 1998/A Preferred Stock that Investors may convert per month from May 1998 through January 2000 and no investor will be permitted at any time to convert an amount of shares of Series 1998/A Preferred Stock which would result in such Investor owning more than 4.9% of the then outstanding Common Stock. The maximum total number of shares issuable upon conversion of the Series 1998/A Preferred Stock is 6,701,170.

The Series 1998/A Preferred Stock is subject to redemption for cash at varying percentages of the stated value plus accretion of 5% per annum. We may redeem all or a portion of the Series 1998/A Preferred Stock under certain conditions summarized below:

- At a redemption percentage of 115% of the stated value; or
- At a redemption percentage of 105% of the stated value if the market price of the Common Stock falls below certain thresholds.

We may also redeem the Series 1998/A Preferred Stock at redemption percentages ranging from 130% to 135% in connection with certain acquisitions of Creative BioMolecules, Inc.

We may be required to redeem all or a portion of the Series 1998/A Preferred Stock under certain conditions listed below:

- At a redemption percentage of 110% of the stated value upon the occurrence of certain events described in the Certificate of Designations for the Series 1998/A Preferred Stock; or
- At a redemption percentage of 100% of the stated value if the market price of the Common Stock falls below certain thresholds.

If we are required to redeem all or a portion of the outstanding Series 1998/A Preferred Stock, such redemption may significantly reduce our available cash.

Any shares of Series 1998/A Preferred Stock not converted into Common Stock by May 2001 will convert into Common Stock at the then effective Conversion Price. During the six month period ended December 31, 1998, holders of Series 1998/A Preferred Stock elected to convert 1,586 shares of Series 1998/A Preferred Stock into 732,370 shares of Common Stock. We are investigating the possibility of restructuring the Series 1998/A Preferred Stock. Such a restructuring may require us to redeem some portion of the Series 1998/A Preferred Stock and thus may reduce our available cash.

In November 1998, we sold our OP-1 manufacturing rights and facilities to Stryker for total proceeds of $19,530,000. We expect that the sale will provide us with increased royalties on Stryker products, if approved for commercial sale, in lieu of the manufacturing revenues anticipated under the prior agreement. We will pay approximately $903,000 of accrued costs, principally representing future cash outlays for employee termination costs, in the year ending December 31, 1999. In prior years, we received significant revenue from Stryker for research support and the supply of OP-1. As a result of the sale of our OP-1 manufacturing rights and facilities to Stryker, we anticipate significantly reduced research funding in the year ending December 31, 1999.

In December 1998, we signed the Biogen Amendment Agreement. Under the amended agreement, Biogen paid $3,000,000 to fund our research in 1999 for development of OP-1 as a therapy for chronic renal failure. Biogen retains an option through December 1999 to resume responsibility for development of OP-1 as a therapy for chronic renal failure. If Biogen chooses not to exercise its option, Biogen has no further obligation to provide funds to us.

We anticipate that our existing capital resources should enable us to maintain our current and planned operations through 2001, assuming we are not required to redeem all or a portion of the outstanding Series 1998/A Preferred Stock. We expect to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials. Our ability to continue funding planned operations is dependent upon our ability to generate sufficient cash flow from royalties on Stryker products, if approved for commercial sale, from collaborative arrangements and from additional funds through equity or debt financings, or from other sources of financing, as may be required. We are seeking additional collaborative arrangements and also expect to raise funds through one or more financing transactions, if conditions permit. Over the longer term, because of our significant long-term capital requirements, we intend to raise funds when conditions are favorable, even if we do not have an immediate need for additional capital at such time. If Stryker products are not approved for commercial sale and we do not receive royalties from Stryker and substantial additional funding is not available, our business will be materially and adversely affected.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which the Company will be required to adopt effective January 1, 2000. SFAS No. 133 establishes standards for reporting and accounting for derivative instruments, and conforms the requirements for treatment of hedging activities across the different types of exposures hedged. The Company has not yet completed its evaluation of SFAS No. 133, and is therefore unable to disclose the impact adoption will have on its consolidated financial position or results of operations.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, by the end of 1999, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. If they are not, it may result in system failure or miscalculations causing disruption of operations.

We have developed a plan to address the Year 2000 issues. In 1998, we conducted a review of our computer systems to identify those areas that could be affected by the Year 2000 issue. We also completed implementation of a new financial accounting system that the vendor designed to properly process transactions which could be impacted by the Year 2000 problem. We presently believe that, with routine upgrades to existing hardware and software systems, the Year 2000 problem will not pose significant operational problems.

We also are communicating with our significant suppliers and customers to determine the progress such suppliers and customers are making in remediating their own Year 2000 issues. We are requiring that such significant suppliers and customers certify that those products and services that are used in our operations are Year 2000 compliant. If such upgrades are not made, are not completed timely, or if any of our suppliers or customers do not successfully deal with the Year 2000 issue, the Year 2000 issue could have a material impact on our operations. We could experience delays in receiving or sending our products that would increase our costs and that could cause us to lose business and even customers and could subject us to claims for damages. Problems with the Year 2000 issue could also result in delays in invoicing our customers or in us receiving payments from them. In addition, our research and development efforts, which rely on the storage and retrieval of electronic information, could be interrupted resulting in the loss of current collaborations, and the impairment of our ability to enter into new collaborations. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time. In the extreme, such problems could bring our operations to a standstill.

While management has not yet specifically determined the costs associated with our Year 2000 readiness efforts, monitoring and managing the Year 2000 issue will result in additional direct and indirect costs to us. Direct costs include potential charges by third-party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. Such costs have not been material to date. Both direct and indirect costs of addressing the Year 2000 issue will be charged to earnings as incurred.

To date, our Year 2000 remediation costs have not been material to our financial position or results of operations and we believe that future costs to complete such remediation will not be material to our financial position or results of operations. We expect to complete the remediation of our Year 2000 issues by the end of the second fiscal quarter of 1999. We have not yet developed a contingency plan to address any unresolved Year 2000 issues but presently intend to develop a contingency plan before the end of the second fiscal quarter of 1999. Some risks of the Year 2000 issue, however, are beyond our control and the control of our suppliers and customers. For example, no preparations or contingency plan will protect us from a downturn in economic activity caused by the possible ripple effect throughout the entire economy caused by the year 2000 issue.

CAUTIONARY FACTORS WITH RESPECT TO FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements which are based on management's current expectations and which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. We caution investors that there is no guarantee that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to the following:

- Our reliance on current and prospective collaborative partners to supply funds for research and development and to commercialize our products;
- Uncertainty as to timing of and our ability to commercialize our products;
- Our reliance on our lead product candidate and our lack of control over the clinical progress of several applications for our products, which are controlled by our collaborative partners;
- Our reliance on programs in various stages of preclinical development and early stage research;
- Our reliance on key management personnel;
- Intense competition related to the research and development of morphogenic and other proteins for various applications and therapies and the possibility that others may discover or develop, and we may not be able to gain rights with respect to, the technology necessary to commercialize our products;
- Our lack of development, commercial manufacturing, marketing and sales experience and the risk that any products that we develop may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that we expect to target;
- Uncertainty regarding the effect on our operations of the Year 2000 issue;
- Uncertainty related to market conditions affecting the biotechnology industry;
- Uncertainty as to the extent of future government regulation of our business;
- Uncertainty related to the Series 1998/A Preferred Stock; and
- Uncertainty as to whether there will exist adequate reimbursement for our products from government, private health insurers and other organizations.

As a result, our future development and commercialization efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties described in "Risk Factors" and throughout this annual report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements in short-term marketable securities, generally corporate bonds and notes with minimum rating of A and United States Government and agency instruments. The maturities of these instruments range from one to twenty-nine months, with a weighted average maturity of less than one year. All marketable securities are considered available for sale. At December 31, 1998, the fair market value of these securities amounted to $40,197,000, with unrealized gains of $105,000 included as a component of stockholders' equity. If interest rates were to increase rapidly by 5%, an event we consider unlikely, the carrying value of the securities portfolio could decline by approximately $1,400,000. However, because of the quality of the investment portfolio and the short term nature of the marketable securities, we do not believe that the principal amount of the securities would be impaired and, therefore, no loss would be ultimately recognized in the statement of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                      PAGE
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                           NUMBER
------------------------------------------                           ------

Creative BioMolecules, Inc. and Subsidiary:

    Financial Statements:

       Independent Auditors' Report..................................  32

       Consolidated Balance Sheets...................................  33

       Consolidated Statements of Operations.........................  34

       Consolidated Statements of Comprehensive Loss.................  34

       Consolidated Statements of Stockholders' Equity...............  35

       Consolidated Statements of Cash Flows.........................  36

       Notes to Consolidated Financial Statements....................  37

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Creative BioMolecules, Inc.

We have audited the accompanying consolidated balance sheets of Creative BioMolecules, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive loss, stockholders'equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 26, 1999

CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
------------------------------------------
CONSOLIDATED BALANCE SHEETS
---------------------------

                                                                              December 31,
                                                                      ------------------------------
                                                                           1998             1997
                                                                      -------------     ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                           $  17,738,044     $  2,158,909
  Marketable securities                                                  40,197,407       28,438,841
  Accounts receivable                                                       669,232        4,572,518
  Inventory                                                                  28,733        1,249,330
  Prepaid expenses and other                                                272,168          284,649
                                                                      -------------     ------------
    Total current assets                                                 58,905,584       36,704,247
                                                                      -------------     ------------

PROPERTY, PLANT AND EQUIPMENT - net                                       1,925,602       17,245,338
                                                                      -------------     ------------

OTHER ASSETS:
  Notes receivable - officers                                               116,668          273,334
  Patents and licensed technology - net                                     375,000          417,070
  Deferred patent application costs - net                                 4,732,629        4,220,080
  Deposits and other                                                        108,574          177,930
                                                                      -------------     ------------
     Total other assets                                                   5,332,871        5,088,414
                                                                      -------------     ------------
TOTAL                                                                 $  66,164,057     $ 59,037,999
                                                                      =============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Lease obligations - current portion                                 $     165,934     $    124,575
  Accounts payable                                                        1,621,417        2,311,710
  Accrued liabilities                                                     2,508,161          575,171
  Accrued compensation                                                    1,335,692        1,312,274
  Deferred revenue                                                        3,661,279
                                                                      -------------     ------------
     Total current liabilities                                            9,292,483        4,323,730
                                                                      -------------     ------------

LEASE OBLIGATIONS                                                           713,459        2,004,927
                                                                      -------------     ------------

COMMITMENTS (Notes 7 and 12)

SERIES 1998/A PREFERRED STOCK, $.01 par value 23,414 shares
issued and outstanding at December 31, 1998, liquidation
preference of $24,113,598 at December 31, 1998                           23,052,787
                                                                      -------------     ------------

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized,
23,414 and none issued and outstanding at December 31, 1998 and
1997, respectively Common Stock, $.01 par value, 100,000,000 shares authorized, 34,457,469 shares and 33,392,582 shares issued and
outstanding at December 31, 1998 and 1997, respectively                     344,575          333,926
  Additional paid-in capital                                            143,127,113      140,465,512
  Accumulated other comprehensive income                                    105,461
  Accumulated deficit                                                  (110,471,821)     (88,090,096)
                                                                      -------------     ------------
     Total stockholders' equity                                          33,105,328       52,709,342
                                                                      -------------     ------------
TOTAL                                                                 $  66,164,057     $ 59,037,999
                                                                      =============     ============

See notes to consolidated financial statements

CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------

                                                          Years Ended December 31,
                                                -------------------------------------------
                                                    1998            1997           1996
                                                ------------    ------------    -----------
REVENUES:
  Research and development contracts            $ 10,419,071    $ 12,692,475    $ 5,547,976
  Manufacturing contracts                                           393,926       4,485,531
  License fees and royalties                          10,000                     11,122,584
  Interest                                         2,183,472       2,330,743      1,174,219
  Other                                               12,391          15,615         21,900
                                                ------------    ------------    -----------
     Total revenues                               12,624,934      15,432,759     22,352,210
                                                ------------    ------------    -----------

COSTS AND EXPENSES:
  Research and development                        24,856,147      25,122,039     15,650,986
  Cost of manufacturing contracts                                    273,757      3,823,442
  General and administrative                       7,474,372       6,472,821      4,900,823
  Sale of manufacturing operations                 1,362,249
  Interest                                           327,304         215,815        216,906
                                                ------------    ------------    -----------
     Total costs and expenses                     34,020,072      32,084,432     24,592,157
                                                ------------    ------------    -----------

NET LOSS                                         (21,395,138)    (16,651,673)    (2,239,947)
                                                ------------    ------------    -----------

ACCRETION ON SERIES 1998/A
PREFERRED STOCK                                     (986,587)
                                                ------------    ------------    -----------

NET LOSS APPPLICABLE TO COMMON
STOCKHOLDERS                                    $(22,381,725)   $(16,651,673)   $(2,239,947)
                                                ============    ============    ===========

BASIC AND DILUTED LOSS PER COMMON SHARE         $      (0.66)   $      (0.50)   $     (0.07)
                                                ============    ============    ===========

COMMON SHARES FOR BASIC

AND DILUTED LOSS COMPUTATION                      33,672,105      33,078,120     30,062,334
                                                ============    ============    ===========

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
---------------------------------------------
NET LOSS                                        $(21,395,138)   $(16,651,673)   $(2,239,947)

UNREALIZED GAIN ON MARKETABLE SECURITIES             105,461
                                                ------------    ------------    -----------

COMPREHENSIVE LOSS                              $(21,289,677)   $(16,651,673)   $(2,239,947)
                                                ============    ============    ===========


See notes to consolidated financial statements

CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------

                                                                                                         Accumulated
                                          Common Stock       Common        Additional                       Other
                                   ---------------------      Stock          Paid-in      Accumulated   Comprehensive
                                     Shares      Amount      Payable         Capital        Deficit         Income         Total
                                   ----------   --------   -----------    ------------   -------------  -------------  ------------
BALANCE, JANUARY 1, 1996           28,894,996   $288,950   $ 1,736,586    $105,001,625   $ (69,198,476)    $      0    $ 37,828,685

Reclassification of equity
 consideration in connection
 with asset purchase                                        (1,736,586)      1,736,586
Issuance of  Common Stock in
 connection with underwritten
 public offering of Common Stock
 (net of costs of $1,283,236)       2,000,000     20,000                    12,696,744                                   12,716,744
Issuance of Common Stock in
 connection with research
 collaboration                      1,542,680     15,427                    17,984,573                                   18,000,000
Stock based compensation                                                        17,000                                       17,000
Other issuances of Common Stock       331,877      3,319                       935,274                                      938,593
Net loss                                                                                    (2,239,947)                  (2,239,947)
                                   ----------   --------   -----------    ------------   -------------     --------    ------------

BALANCE, DECEMBER 31, 1996         32,769,553    327,696             0     138,371,802     (71,438,423)           0      67,261,075

Stock based compensation                                                       254,350                                      254,350
Other issuances of Common Stock       623,029      6,230                     1,839,360                                    1,845,590
Net loss                                                                                   (16,651,673)                 (16,651,673)
                                   ----------   --------   -----------    ------------   -------------     --------    ------------

BALANCE, DECEMBER 31, 1997         33,392,582    333,926             0     140,465,512     (88,090,096)           0      52,709,342

Conversions of Series 1998/A
 Preferred Stock into Common Stock    732,370      7,324                     1,544,842                                    1,552,166
Stock based compensation               48,000        480                       321,520                                      322,000
Other issuances of Common Stock       284,517      2,845                       795,239                                      798,084
Unrealized gain on marketable
 securities                                                                                                 105,461         105,461
Accretion on Series 1998/A
 Preferred Stock                                                                              (986,587)                    (986,587)
Net loss                                                                                   (21,395,138)                 (21,395,138)
                                   ----------   --------   -----------    ------------   -------------     --------    ------------

BALANCE, DECEMBER 31, 1998         34,457,469   $344,575   $         0    $143,127,113   $(110,471,821)    $105,461    $ 33,105,328
                                   ==========   ========   ===========    ============   =============     ========    ============

  See notes to consolidate financial statements

CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------

                                                                   1998            1997            1996
                                                               ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $(21,395,138)   $(16,651,673)   $ (2,239,947)
                                                               ------------    ------------    ------------
Adjustments to reconcile net loss to net cash used:
  Gain on disposal of manufacturing related assets                 (600,839)
  Depreciation and amortization                                   2,485,753       2,103,906       2,423,002
  Compensation expense                                              371,999         254,350          35,249
  Deferred patent and application costs                                             188,055
  Increase (decrease) in cash from:
    Accounts receivable                                           3,903,286      (3,117,822)      1,345,673
    Inventory and prepaid expenses                                 (104,428)         16,821        (839,405)
    Accounts payable and accrued liabilities                      1,266,115        (653,619)      3,151,969
    Deferred contract revenue                                     3,661,279
                                                               ------------    ------------    ------------
     Total adjustments                                           10,983,165      (1,208,309)      6,116,488
                                                               ------------    ------------    ------------

    Net cash provided by (used  for) operating activities       (10,411,973)    (17,859,982)      3,876,541
                                                               ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                               (30,021,298)    (28,254,756)    (17,362,723)
Sale of marketable securities                                    18,368,193      11,642,181      13,620,727
Expenditures for property, plant and equipment                   (2,849,288)     (2,810,611)     (3,778,278)
Expenditures for patents                                         (1,120,609)     (1,131,303)     (1,191,591)
Note receivable from officer                                        (10,000)        (40,000)       (350,000)
Repayment of note receivable from officer                           116,667         116,666
Decrease (increase) in deposits and other                            12,549         113,020         (32,477)
Proceeds from sale of manufacturing related assets               17,092,322
                                                               ------------    ------------    ------------
    Net cash provided by (used for) for investing activities      1,588,536     (20,364,803)     (9,094,342)
                                                               ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of equity:
  Series 1998/A Preferred Stock                                  25,000,000
  Public placement of Common Stock                                                               14,000,000
  Private placement of Common Stock                                                              18,000,000
  Common Stock - other                                              798,084       1,880,590         880,698
Costs of raising equity                                          (1,381,634)        (35,000)     (1,283,236)
Increase in obligations under capital leases                        193,524         346,766
Repayments of obligations under capital leases                     (207,402)        (57,650)        (48,452)
                                                               ------------    ------------    ------------
    Net cash provided by financing activities                    24,402,572       2,134,706      31,549,010
                                                               ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                             15,579,135     (36,090,079)     26,331,209

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                                                 2,158,909      38,248,988      11,917,779
                                                               ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                         $ 17,738,044    $  2,158,909    $ 38,248,988
                                                               ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF NON CASH
INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchased under
 capital lease obligations                                     $  1,089,164    $    135,361
                                                               ============    ============

Capital leases assumed by buyer in connection
with sale of manufacturing operations                          $  2,437,802
                                                               ============

Conversion of Series 1998/A Preferred Stock                    $  1,552,166
                                                               ============


See notes to consolidated financial statements

CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.         NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           NATURE OF BUSINESS - Creative BioMolecules, Inc. ("the Company") is a discovery and development company focused on proprietary protein-based therapeutics for human tissue regeneration and restoration. The Company's therapeutics are based on proteins that act as signals in initiating and regulating the cellular events involved in tissue regeneration and organ formation.

           USE OF ESTIMATES - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include collectability of receivables, carrying value of property and equipment, intangible assets and certain liabilities. Actual results may differ from such estimates.

           RECLASSIFICATIONS - Certain amounts in prior years have been reclassified to conform to the current year presentation.

           CONSOLIDATION - The accompanying consolidated financial statements include the Company and its wholly owned subsidiary, California Medicinal Chemistry Corporation (the "Subsidiary"). Intercompany balances are eliminated in consolidation. The Subsidiary has been inactive since 1985.

           REVENUE RECOGNITION - The Company's research agreements with collaborative partners have typically provided for the partial or complete funding of research and development for specified projects and royalties payable to the Company in exchange for licenses to market resulting products or sales of products. Revenue is earned and recognized based upon work performed, upon the sale or licensing of product rights, upon shipment of product for use in preclinical and clinical testing or upon attainment of benchmarks specified in the related agreements.

           The Company's manufacturing contracts provided for technical collaboration and manufacturing for third parties. Revenue was earned and recognized based upon work performed. The Company sold its manufacturing facilities to Stryker Corporation in November 1998 (Note 2).

           During the years ended December 31, 1998, 1997 and 1996, total revenues from major customers as a percent of total revenues of the Company were as follows:

                                       Years Ended December 31,
                                     ----------------------------
           Customer                  1998        1997        1996
           --------                  ----        ----        ----

           Biogen, Inc.               28%         50%         65%
           Stryker Corporation        55%         34%         27%

           RESEARCH AND DEVELOPMENT - Research and development costs are charged to operations as incurred. Certain research and development projects are partially funded by research and development contracts, and the expenses related to these activities are included in research and development costs.

CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.         NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (CONTINUED)

           CASH EQUIVALENTS AND MARKETABLE SECURITIES - Cash equivalents consist of short-term, highly liquid investments purchased with remaining maturities of three months or less. All other liquid investments are classified as marketable securities. Marketable securities have been designated as "available for sale" and are stated at market value with any unrealized holding gains or losses included as a component of stockholders' equity.

           The Company's marketable securities portfolio included approximately $40,197,000 and $25,415,000 in corporate bonds and notes as of December 31, 1998 and 1997, respectively, and approximately $3,024,000 in United States Government and agency instruments as of December 31, 1997, all with maturities ranging from one to twenty-nine months.

           For the years ended December 31, 1998, 1997 and 1996, gross realized gains and losses were not material. In computing gross realized gains and losses, the Company computes the cost of its investments on a specific identification basis. Such cost includes the direct cost to acquire the securities, adjusted for the amortization of premiums or accretion of discounts. At December 31, 1998, gross unrealized gains and losses were $126,000 and $21,000, respectively. At December 31, 1997, gross unrealized gains and losses were not material.

           FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value.

           The estimated fair value of cash, accounts and notes receivable and accounts payable approximates fair value due to the short-term nature of these instruments. The fair value of marketable securities is based on current market values. The carrying amounts of the Company's lease obligations also approximate fair value (Note 7).

           INVENTORY - Inventory consists principally of raw materials and laboratory supplies. Inventories are stated at the lower of cost (First-in, First-out) or market.

           PROPERTY, PLANT AND EQUIPMENT - Purchased property, plant and equipment is recorded at cost. Leased property, plant and equipment is recorded at the lesser of cost or the present value of the minimum lease payments. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets (three to twenty-five years) or the remaining terms of the leases. Effective January 1, 1997, the Company revised its estimate of the useful life of its manufacturing facility in Lebanon, New Hampshire from sixteen to twenty-five years. The effect of this change in estimate was a $320,000 reduction in amortization expense for the year ended December 31, 1997. The Company believes that the revised life more closely reflected the number of years of economic benefit expected to be received from this facility. The Company, however, sold its manufacturing facilities to Stryker in November 1998 (Note 2).

CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.         NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (CONTINUED)

           PATENTS AND LICENSED TECHNOLOGY - The Company has filed applications for United States and foreign patents covering aspects of its technology. Costs related to pending patent applications have been deferred. Costs related to successful patent applications and costs related to pending applications from which the Company is currently deriving economic benefit, are amortized over the estimated useful life of the patent, generally 16 to 20 years, using the straight-line method. Costs related to licensed technology also have been deferred and are amortized over the estimated useful life of the underlying technology, generally 10 to 17 years, using the straight-line method. Accumulated amortization was approximately $669,000 and $493,000 at December 31, 1998 and 1997, respectively.

           Accumulated costs related to issued patents, pending patent applications and licensed technology are evaluated periodically and, if considered to have limited future value, are charged to expense.

           BASIC AND DILUTED LOSS PER COMMON SHARE - Basic loss per common share is computed after giving effect to accretion on Series 1998/A Preferred Stock using the weighted average number of common shares outstanding during each year. Diluted loss per common share reflects the effect of the Company's outstanding options and warrants, except where such items would be anti-dilutive. In 1998, 1997 and 1996, the effect of stock options and warrants was anti-dilutive and, therefore, not included in the computation of diluted loss per share.

           STOCK-BASED COMPENSATION - The Company's stock options and purchase plans are accounted for under APB No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" (Note 9).

           NEW ACCOUNTING STANDARDS - The Financial Accounting Standards Board ("FASB") has issued two new statements that became effective in reporting periods after December 15, 1997. Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") establishes standards for reporting comprehensive income and its components in the consolidated financial statements. The disclosure requirements of SFAS No. 130 appear in these financial statements. SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") establishes standards for reporting information on operating segments in interim and annual financial statements. The adoption of SFAS No. 131 resulted in no additional reporting as the Company does not have multiple operating segments.

           In June 1998, the FASB released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the Company will be required to adopt effective January 1, 2000. SFAS No. 133 establishes standards for reporting and accounting for derivative instruments, and conforms the requirements for treatment of hedging activities across the different types of exposures hedged. The Company has not yet completed its evaluation of SFAS No. 133, and is, therefore unable to disclose the impact adoption will have on its consolidated financial position or results of operations.

CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.         SALE OF MANUFACTURING OPERATIONS

           In November 1998, the Company sold its OP-1 manufacturing rights and facilities to Stryker. The transaction is expected to provide the Company with increased royalties on Stryker products, if approved for commercial sale, in lieu of the manufacturing revenue anticipated under the prior agreement.

           Proceeds and expenses associated with this transaction included the following:

           Total proceeds                                      $19,530,124
           Less:
             Net book value of manufacturing related assets     18,929,283
             Employee termination costs                          1,437,974
             Legal, accounting and consulting costs                525,116
                                                               -----------
           Loss on sale of manufacturing operations            $(1,362,249)
                                                               ===========

           As a result, the Company recorded a charge of $1,362,249 in the quarter ended December 31, 1998. Approximately $903,000 of accrued costs, principally representing future cash outlays for employee termination costs, remains to be paid in the year ending December 31, 1999.

3.         COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENT

           In December 1996, the Company entered into a Research Collaboration and License Agreement with Biogen to collaborate on the development of novel therapeutics based on OP-1 for the treatment of renal disorders. The initial focus of the collaboration was on advancing the development of the Company's morphogenic protein, OP-1, for the treatment of acute and chronic renal failure. Under the agreement, the Company granted to Biogen exclusive worldwide rights to manufacture, market and sell OP-1 and OP-1 products developed through the collaboration for the treatment of renal disease. Biogen paid the Company a non-refundable $10,000,000 license fee in 1996 and made an $18,000,000 equity investment (Note 10) each of which were recorded in the quarter ended December 31, 1996. In addition, the agreement provided for $10,500,000 in research funding over a three-year period ending December 31, 1999, of which $7,500,000 has been recognized through December 31, 1998. In December 1998, Biogen and the Company signed an Amendment Agreement and Biogen paid $3,000,000 in research support for the year ending December 31, 1999. The $3,000,000 is recorded as deferred revenue in the Consolidated Balance Sheet. Under the Amendment Agreement, the Company will assume primary responsibility for the development of the Company's morphogenic protein, OP-1, for the treatment of renal disorders and Biogen will retain an option through 1999 to resume responsibility for development of OP-1 as a therapy for chronic renal failure. The Company will assume all rights and responsibilities, independent of Biogen, for the development of acute renal failure therapies.

CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.         NOTES RECEIVABLE - OFFICERS

           In July 1997, the Company loaned $40,000 to an officer of the Company. The loan was evidenced by a fully secured promissory note bearing interest at the annual rate of 6.65%. Twenty-five percent of the principal and accrued interest was forgiven on February 7, 1998 and then an equal portion of the principal sum and accrued interest was to have been forgiven monthly over the remaining term of thirty-six months, provided the officer was employed by the Company. In July 1998, the Company loaned an additional $10,000 to the officer. In December 1998, as part of a severance agreement, the Company agreed to forgive the remaining principal of $31,700 plus accrued interest.

           In September 1996, the Company loaned $350,000 to an officer of the Company. The loan is evidenced by a fully secured promissory note bearing interest at the annual rate of 6.02% and payable in three equal annual installments, plus accrued interest.

5.         PROPERTY, PLANT AND EQUIPMENT

           Property, plant and equipment consisted of the following:

                                                           December 31,
                                                   ----------------------------
                                                       1998            1997
                                                   -----------     ------------
  Land                                             $               $    352,000
  Building                                                            1,500,000
  Laboratory equipment and furniture                 4,954,427        8,978,922
  Leasehold improvements                               572,319       17,553,847
  Office furniture and equipment                     2,174,991        2,992,847
                                                   -----------     ------------
                                                     7,701,737       31,377,616
  Less accumulated depreciation and amortization    (5,776,135)     (14,132,278)
                                                   -----------     ------------
  Total                                            $ 1,925,602     $ 17,245,338
                                                   ===========     ============


  Amounts included in property, plant and equipment applicable to capital leases were as follows:

                                                           December 31,
                                                   ----------------------------
                                                       1998            1997
                                                   -----------     ------------
  Land                                             $               $    352,000
  Building                                                            1,500,000
  Laboratory equipment and furniture                   913,176          393,767
  Office furniture and equipment                       312,024          135,361
                                                   -----------     ------------
                                                     1,225,200        2,381,128
  Less accumulated amortization                       (201,094)        (506,671)
                                                   -----------     ------------
  Total                                            $ 1,024,106     $  1,874,457
                                                   ===========     ============

CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.       ACCRUED LIABILITIES

         Accrued liabilities consisted of the following:

                                                   December 31,
                                            -------------------------
                                                1998           1997
                                             ----------      --------
         Severance and related costs         $  903,330      $
         Research collaboration costs         1,332,291       241,486
         Other                                  272,540       333,685
                                             ----------      --------
         Total                               $2,508,161      $575,171
                                             ==========      ========

7.       LEASE OBLIGATIONS

         In October 1997, the Company entered into a master lease agreement to provide for the lease financing for up to $2,000,000 of laboratory and office equipment. At December 31, 1998, approximately $309,000 is available under this lease agreement.

         The Company has noncancelable operating lease agreements for office and laboratory space and certain office and laboratory equipment. Rent expense for all operating leases was approximately $1,037,000, $775,000, and $566,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

         Future minimum lease obligations at December 31, 1998, were as follows:

                 Year Ending December 31,              Capital        Operating
       --------------------------------------------  ----------      ----------
       1999                                          $  278,038      $  998,269
       2000                                             278,038         991,498
       2001                                             278,038         683,247
       2002                                             256,570         270,683
       2003                                              63,825           8,399
       Thereafter
                                                     ----------      ----------
       Total minimum lease payments                   1,154,509      $2,952,096
       Less amount representing interest                275,116      ==========
                                                     ----------
       Present value of net minimum lease payments      879,393
       Less current portion                             165,934
                                                     ----------
      Long-term obligations under capital leases     $  713,459
                                                     ==========

CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.         SERIES 1998/A PREFERRED STOCK

           On May 27, 1998 (the "Issue Date"), the Company completed a private placement with three institutional investors (the "Investors") for the sale of 25,000 shares of Series 1998/A Preferred Stock, $.01 par value per share (the "Series 1998/A Preferred Stock"), with a stated value of $1,000 per share resulting in gross proceeds of $25,000,000. Issuance costs totaled approximately $1,382,000 (offset against the Series 1998/A Preferred Stock proceeds in the accompanying balance sheet at December 31, 1998). Accretion of the issuance costs will be recorded on the interest method from Issue Date through May 2001. The Series 1998/A Preferred Stock places certain restrictions on the Company's ability to incur additional debt.

           The Series 1998/A Preferred Stock is convertible into the number of shares of the Company's Common Stock, $.01 par value per share (the "Common Stock") equal to the stated value plus accretion of 5% per annum divided by the then applicable conversion price. The conversion price is equal to the average of the five lowest closing bid prices of the Common Stock during the twenty consecutive trading days immediately preceding the conversion date (the "Conversion Price"). From the Issue Date through May 1999, the Conversion Price may not exceed $10.00. From June 1999 through January 2000, the Conversion Price may not exceed $11.00. The Investors are subject to certain limits on the number of shares of Series 1998/A Preferred Stock that they can convert per month from the Issue Date through January 2000 and no Investor will be permitted at any time to convert an amount of shares of Series 1998/A Preferred Stock which would result in such Investor owning more than 4.9% of the then outstanding Common Stock.

           The Series 1998/A Preferred Stock is subject to redemption at varying percentages of the stated value plus accretion of 5% per annum. The Company may redeem all or a portion of the Series 1998/A Preferred Stock (i) at a redemption percentage of 115% of the stated value or
           (ii) if the market price of the Common Stock falls below certain thresholds, at a redemption percentage of 105% of the stated value. The Company may also redeem the Series 1998/A Preferred Stock in connection with certain acquisitions of the Company at redemption percentages ranging from 130% to 135% of the stated value. Upon the occurrence of certain events described in the Certificate of Designations, the Company may be required to redeem the Series 1998/A Preferred Stock at a redemption percentage of 110% of the stated value. If the market price of the Common Stock falls below certain thresholds, the Company may be required to redeem a portion of the outstanding Series 1998/A Preferred Stock at a redemption percentage of 100% of the stated value. Any shares of Series 1998/A Preferred Stock not converted into Common Stock by May 2001 will convert into Common Stock at the then effective Conversion Price. During the six month period ended December 31, 1998, holders of Series 1998/A Preferred Stock elected to convert 1,586 shares of Series 1998/A Preferred Stock into 732,370 shares of Common Stock. The maximum amount of Common Stock which can be issued upon conversion of the Series 1998/A Preferred stock is contractually limited to 6,701,170 shares.

CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.         STOCK PLANS

           STOCK OPTION PLANS - In May 1987, the Company established the 1987 Stock Plan ("1987 Plan") and terminated the 1983 Incentive Stock Option Plan ("1983 Plan") such that no further grants of options could be made thereunder. The 1987 Plan was subsequently amended to increase the number of shares of Common Stock authorized for issuance thereunder. A total of 6,800,000 shares of Common Stock have been reserved for issuance under the 1987 Plan upon the exercise of options or in connection with awards or direct purchases of stock. At December 31, 1998, 1,535,355 shares were available for grant under the 1987 Plan.

           In April 1998, the Board of Directors adopted and in June 1998, the stockholders of the Company approved the 1998 Stock Plan ("1998 Plan") which permits the granting of incentive and non-qualified stock options. The number of shares of Common Stock subject to the 1998 Plan is 3,000,000. At December 31, 1998, 2,708,250 shares were available for grant under the 1998 Plan.

           Both the 1987 Plan and the 1998 Plan permit the granting of incentive and nonqualified stock options to consultants, employees or officers of the Company and its subsidiaries at prices determined by the Board of Directors. Awards of stock may be made to consultants, employees or officers of the Company and its subsidiaries, and direct purchases of stock may be made by such individuals also at prices determined by the Board of Directors. Options become exercisable as determined by the Board of Directors and expire up to ten years from the date of grant.

           DIRECTOR PLAN - The 1992 Non-Employee Director Non-Qualified Stock Option Plan ("Director Plan") provides for the granting of options to purchase up to an aggregate of 300,000 shares of Common Stock to non-employee directors. At December 31, 1998, 90,000 shares were available for grant under the Director Plan.

CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.         STOCK PLANS (CONTINUED)

           Activity under the stock option and director plans is summarized as follows:

                                                                                                       Weighted
                                                                                                       Average
                                                                                      Number        Exercise Price
                                                                                     of Shares         Per Share
                                                                                    ----------      --------------
           Outstanding, January 1, 1996                                              3,759,560           $3.08
           Granted                                                                   1,142,100            7.95
           Exercised                                                                  (259,218)            .90
           Canceled                                                                   (152,035)           5.00
                                                                                     ---------
           Outstanding, December 31, 1996                                            4,490,407            4.29
           (1,956,557 exercisable at a weighted average price of $3.59 per share)

           Granted                                                                     964,500            8.72
           Exercised                                                                  (301,176)           3.42
           Canceled                                                                   (137,384)           6.61
                                                                                     ---------
           Outstanding, December 31, 1997                                            5,016,347            5.13
           (2,593,897 exercisable at a weighted average price of $4.04 per share)

           Granted                                                                   1,393,650            4.70
           Exercised                                                                  (211,923)           2.04
           Canceled                                                                   (431,679)           7.78
                                                                                     ---------
           Outstanding, December 31, 1998                                            5,766,395            4.94
                                                                                     =========
          (3,505,894 exercisable at a weighted average price of $4.53 per share)

           The table below summarizes options outstanding and exercisable at December 31, 1998:

                                    Options Outstanding            Options Exercisable
                            ----------------------------------   ------------------------
                                         Weighted
                                         Average      Weighted   Exercisable    Weighted
                                        Remaining     Average       As of        Average
              Range of      Number of   Contractual   Exercise   December 31,    Exercise
           Exercise Price     Options        Life      Price         1998          Price
           --------------   ---------   -----------   --------   ------------   ---------
           $0.35 - $2.25    1,798,644       5.7        $1.97      1,171,144       $1.85
           $2.26 - $4.50    1,350,332       6.4         2.86      1,067,332        2.86
           $4.51 - $6.75      476,000       7.3         5.48        194,100        5.51
           $6.76 - $9.00    1,064,419       7.1         7.73        374,218        7.83
           Over $9.00       1,077,000       6.3         9.53        699,100        9.53
                            ---------       ---        -----      ---------       -----
           Total            5,766,395       6.4        $4.94      3,505,894       $4.53
                            =========       ===        =====      =========       =====

CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.         STOCK PLANS (CONTINUED)

           EMPLOYEE STOCK PURCHASE PLAN - The Employee Stock Purchase Plan permits eligible employees to purchase Common Stock of the Company up to an aggregate of 750,000 shares. During the year ended December 31, 1998, 105,815 shares were issued under this plan at prices of $3.90 and $2.90 per share; during the year ended December 31, 1997, 62,950 shares were issued under this plan at prices of $6.08 and $5.84 per share; and during the year ended December 31, 1996, 45,049 shares were issued under this plan at prices of $6.11 and $7.01 per share. In June 1998, the stockholders of the Company voted to amend the Employee Stock Purchase Plan to increase by 250,000 from 500,000 to 750,000 the aggregate number of shares of Common Stock which may be purchased by eligible employees.

           STOCK-BASED COMPENSATION - As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB 25 and its related interpretations. Accordingly, no compensation expense has been recognized in the consolidated financial statements at the date of grant for employee stock option arrangements. In 1998, the Company recorded a charge of $205,000 related to a change in the vesting terms of stock option agreements in connection with the sale of manufacturing operations.

           SFAS 123, "Accounting for Stock-Based Compensation", requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of January 1, 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following assumptions: expected life, six months following total vesting; stock volatility, 94% in 1998, 71% in 1997, and 84% in 1996; risk free interest rates, 4.7% in 1998, 5.4% in 1997 and 5% in 1996; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures for broad-based grants are estimated at 2% per year and adjusted to actual as they occur. Forfeitures for grants to executives are recognized as they occur. The weighted average fair value of options granted was $3.49, $5.11 and $5.16 in 1998, 1997 and 1996, respectively. If the computed fair values of the 1998, 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $25,466,000 or a net loss of $0.79 per share (basic and diluted) for the year ended December 31, 1998, $19,892,000 or a net loss of $0.60 per share (basic and diluted) for the year ended December 31, 1997 and $3,811,000 or a net loss of $0.13 per share (basic and diluted) for the year ended December 31, 1996. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

           The Company also granted stock options to non-employee consultants in 1997 and 1996. These options were valued based on the fair value of the services received. Total compensation expense recognized related to these options was $254,000 and $17,000 in 1997 and 1996, respectively. The Company did not grant stock options to non-employee consultants in 1998.

CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.        STOCKHOLDERS' EQUITY

           In July 1996, the Company sold 2,000,000 shares of Common Stock in a public offering at a price of $7.00 per share. Net proceeds to the Company, after deducting fees and other expenses of the offering, were approximately $12,717,000.

           In December 1996, as part of a research collaboration (Note 3), the Company sold to Biogen 1,542,680 shares of Common Stock at a premium to the then-current market price of the Common Stock. Proceeds to the Company were $18,000,000.

           WARRANTS - In connection with a private placement offering in 1994 and 1995, the Company sold 1,130,000 warrants, each to purchase one share of Common Stock. Each warrant is exercisable for a period of five years from the date of issuance at an exercise price of $2.385. At December 31, 1998, warrants to purchase 841,596 shares of Common Stock are outstanding.

11.        INCOME TAXES

           No income tax provision or benefit has been provided for federal income tax purposes as the Company has incurred losses since inception. As of December 31, 1998, the Company had available net operating loss carryforwards of approximately $100,500,000 for income tax purposes. In addition, the Company had approximately $1,600,000 of unused investment and research and development tax credits. These net operating loss and tax credit carryforwards will expire at various dates between 1999 and 2014.

           The components of deferred income taxes at December 31, 1998 and 1997 were primarily deferred tax assets of approximately $34,100,000 and $27,100,000, respectively, of net operating loss carryforwards and approximately $1,600,000 and $1,500,000, respectively, of investment and research and development tax credits. The Company has not yet achieved profitable operations. Accordingly, management believes that the tax benefits as of December 31, 1998 and 1997 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net asset.

12.        ROYALTY AGREEMENTS

           The Company has entered into various license agreements which require the Company to pay royalties based upon a set percentage of certain product sales and license fee revenue subject, in some cases, to certain minimum amounts. Total royalty expense approximated $23,000, $37,000 and $25,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

13.        RETIREMENT SAVINGS PLAN

           The Company has a 401(k) retirement savings plan covering substantially all of the Company's employees. Matching Company contributions are at the discretion of the Board of Directors. The Board of Directors authorized matching contributions up to 3% of participants' salaries amounting to approximately $286,000, $250,000 and $202,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

The response to this item is incorporated by reference from the discussions responsive thereto under the captions "Information Concerning Current Directors, Nominees and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Compensation of Directors and Executive Officers" in the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated herein by reference from the discussion responsive thereto under the captions "Certain Transactions" and "Compensation of Directors and Executive Officers - Employment Agreements" in the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders.

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

  14(a)(3)  EXHIBITS - See 14 (c) below.

Item 14(b)  REPORTS ON FORM 8-K

            Current Report on Form 8-K, dated October 13, 1998, for the October 5, 1998 Event, relating to Registrant's press release announcing that it will modify its partnership with Biogen, Inc. for the development of therapies for the treatment of kidney failure.

            Current Report on Form 8-K, dated October 21, 1998, for the October 16, 1998 Event, relating to Registrant's press release announcing the sale of its OP-1 manufacturing rights and facilities to Stryker Corporation, the Company's partner in orthopaedic and dental reconstruction.

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

            3.3 Certificate of Designations of the Series 1998/A Preferred Stock. (Filed as Exhibit 3.3 to Registrant's Report on Form 8-K for the May 27, 1998 Event (File No. 0-19910), and incorporated herein by reference.)

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

            #10.5 Second Amended and Restated Research, Development and Supply Agreement, As Amended, dated as of May 17, 1991, between the Registrant and Stryker Corporation ("Stryker Development Agreement"). (Filed as Exhibit 10.5 to Form S-1 Registration Statement (Registration No. 33-42159), or amendments thereto, and incorporated herein by reference.)

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

            #10.10 Master Restructuring Agreement, dated as of October 15, 1998, between the Registrant and Stryker Corporation.

            #10.11 Asset Purchase Agreement, dated as of October 15, 1998, between the Registrant and Stryker Corporation.

            10.12 Irrevocable License Agreement, dated May 17, 1991, between Stryker Corporation and the Registrant. (Filed as Exhibit
                    10.7 to Form S-1 Registration Statement (Registration No. 33-42159), or amendments thereto, and incorporated herein by reference.)

            10.13 Common Stock Purchase Warrant, dated June 1, 1987, issued by the Registrant to Phoenix Leasing Incorporated. (Filed as
                    Exhibit 10.24 to Form S-1 Registration Statement (Registration No. 33-42159), or amendments thereto, and incorporated herein by reference.)

            10.14 Real Estate Standard Form Industrial Lease, dated as of October 24, 1988, as amended September 17, 1991, by and between WRC Properties, Inc. and the Registrant. (Filed as
                    Exhibit 10.26 to Form S-1 Registration Statement (Registration No. 33-42159), or amendments thereto, and incorporated herein by reference.)

            10.15 Second Amendment, dated January 28, 1994, to Standard Form Industrial Lease dated October 24, 1988, as amended September 17, 1991, by and between the Registrant and WRC Properties, Inc. (Filed as Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the period ended September 30, 1994 (File No. 0-19910), and incorporated herein by reference.)

            10.16 Third Amendment, dated September 20, 1994, to Standard Form Industrial Lease dated October 24, 1988, as amended September 17, 1991 and January 28, 1994, by and between the Registrant and WRC Properties, Inc. (Filed as Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the period ended September 30, 1994 (File No. 0-19910), and incorporated herein by reference.)

            10.17 Fourth Amendment, dated April 10, 1997, to Standard Form Industrial Lease dated October 24, 1988, as amended September 17, 1991, January 28, 1994 and September 20, 1994, by and between the Registrant and WRC Properties, Inc. (Filed as Exhibit 10.53 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 0-19910), and incorporated herein by reference.)

            10.18 Standard Form Industrial Lease, dated February 25, 1992, by and between the Registrant and WRC Properties, Inc. (Filed as Exhibit 10.52 to Form S-1 Registration Statement (Registration No. 33-46200), or amendments thereto, and incorporated herein by reference.)

            10.19 First Amendment, dated February 28, 1994, to Standard Form Industrial Lease dated February 25, 1992 by and between the Registrant and WRC Properties, Inc. (Filed as Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the period ended September 30, 1995 (File No. 0-19910), and incorporated herein by reference.)

            10.20 Second Amendment, dated September 20, 1994, to Standard Form Industrial Lease dated February 25, 1992, as amended February 28, 1994, by and between the Registrant and WRC Properties, Inc. (Filed as Exhibit 10.33 to Registrant's Annual Report on Form 10-K for the period ended September 30, 1995 (File No. 0-19910), and incorporated herein by reference.)

            10.21 Third Amendment, dated April 10, 1997, to Standard Form Industrial Lease dated February 25, 1992, as amended February 28, 1994 and September 20, 1994, by and between the Registrant and WRC Properties, Inc. (Filed as Exhibit 10.54 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 0-19910), and incorporated herein by reference.)

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

            #10.35 Cross-License Agreement, dated as of July 15, 1996, between the Registrant, Genetics Institute, Inc. and Stryker Corporation. (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 1996 of Genetics Institute, Inc. (File No. 0-14587), filed with the Securities and Exchange Commission on November 6, 1996 and incorporated herein by reference.)

            10.36 Underwriting Agreement dated July 2, 1996, between the Registrant and Hambrecht & Quist LLP and Cowen & Company. (Filed as Exhibit 1.1 to Form S-3 Registration Statement (Registration No. 333-5477), or amendments thereto, and incorporated herein by reference.)

            #10.37 Research Collaboration and License Agreement, dated December 9, 1996, between the Registrant and Biogen, Inc. (Filed as
                    Exhibit 10.37 to Registrant's Annual Report on Form 10-K for the period ended December 31, 1996 (File No. 0-19910), and incorporated herein by reference.)

            10.38 Amendment Agreement, dated December 30, 1998, by and between the Registrant and Biogen, Inc.

            10.39 Restricted Stock Purchase Agreement, dated December 9, 1996, between the Registrant and Biogen, Inc. (Filed as Exhibit
                    10.38 to Registrant's Annual Report on Form 10-K for the period ended December 31, 1996 (File No. 0-19910), and incorporated herein by reference.)

            10.40 Lease, dated April 10, 1997, by and between the Registrant and The Prudential Insurance Company of America. (Filed as
                    Exhibit 10.55 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 0-19910), and incorporated herein by reference.)

            10.41 First Amendment, dated August 10, 1998, to Lease dated April 10, 1997, between the Registrant and The Prudential Insurance Company of America. (Filed as Exhibit 10.56 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 0-19910), and incorporated herein by reference.)

            10.42 Lease Agreement, dated May 15, 1998, between the Registrant and Storm Meadows, Inc. (Filed as Exhibit 10.55 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File No. 0-19910), and incorporated herein by reference.)

            10.43 Master Lease Agreement, dated October 6, 1997, by and between the Registrant and FINOVA Technology Finance, Inc. (Filed as Exhibit 10.38 to Registrant's Annual Report on Form 10K for the period ended December 31, 1997 (File No. 0-19910), and incorporated herein by reference.)

            10.44   Form of Subscription Agreement dated May 29, 1998. (Filed as
                    Exhibit 10.54 to Registrant's Report on Form 8-K for the May 27, 1998 Event (File No. 0-19910), and incorporated herein by reference.)

            *10.45 1983 Incentive Stock Option Plan, amended as of September 11, 1984. (Filed as Exhibit 10.34 to Form S-1 Registration Statement (Registration No. 33-42159), or amendments thereto, and incorporated herein by reference.)

            *10.46  1987 Stock Plan, as amended on May 20, 1997. (Filed as
                    Exhibit 10.52 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 0-19910), and incorporated herein by reference.)

            *10.47 Employee Stock Purchase Plan, as amended on April 16, 1998. (Filed as Exhibit 10.41 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File No. 0-19910), and incorporated herein by reference.)

            *10.48 1992 Non-Employee Director Non-Qualified Stock Option Plan, as amended on March 20, 1996. (Filed as Exhibit 10.25 to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1996 (File No. 0-19910), and incorporated herein by reference.)

            10.49 1998 Stock Plan. (Filed as Exhibit to Registrant's Preliminary Proxy Statement for 1998 Annual Meeting of Stockholders (File No. 0-19910), and incorporated herein by reference.)

            *10.50 Form of Employment Agreement with confidentiality provisions. (Filed as Exhibit 10.31 to Form S-1 Registration Statement (Registration No. 33-42159), or amendments thereto, and incorporated herein by reference.)

            *10.51 Employment Agreement, dated as of January 2, 1992, between Charles Cohen, PhD and the Registrant. (Filed as Exhibit
                    10.47 to Form S-1 Registration Statement (Registration No. 33-46200), or amendments thereto, and incorporated herein by reference.)

            *10.52  Employment Agreement, dated February 25, 1992, between Wayne
                    E. Mayhew III and the Registrant. (Filed as Exhibit 10.51 to Form S-1 Registration Statement (Registration No. 33-46200), or amendments thereto, and incorporated herein by reference.)

            *10.53 Executive Severance Agreement, dated December 1, 1993, between Gregory Liposky and the Registrant (assumed as part of the Registrant's acquisition of the manufacturing facility from Verax Corporation). (Filed as Exhibit 10.51 to Registrant's Annual Report on Form 10-K for the period ended September 30, 1995 (File No. 0-19910), and incorporated herein by reference.)

            *10.54  Employment Agreement, dated July 17, 1995, between Michael
                    M. Tarnow and the Registrant. (Filed as Exhibit 99.1 to Registrant's Report on Form 8-K for the August 31, 1995 Event (File No. 0-19910), and incorporated herein by reference.)

            *10.55 Employment Agreement, dated May 21, 1996, between Thomas J. Facklam, PhD and the Registrant. (Filed as Exhibit 99.2 to Registrant's Report on Form 8-K for the June 3, 1996 Event (File No. 0-19910), and incorporated herein by reference.)

            *10.56 $350,000 Promissory Note, dated September 6, 1996, from Michael Tarnow to the Registrant. (Filed as Exhibit 10.56 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997 (File No. 0-19910), and incorporated herein by reference.)

            *10.57  Employment Agreement, dated January 13, 1997, between Cheryl
                    K. Lawton and the Registrant. (Filed as Exhibit 10.50 to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997 (File No. 0-19910), and incorporated herein by reference.)

            *10.58 Employment Agreement, dated February 18, 1997, between Steven L. Basta and the Registrant. (Filed as Exhibit 10.51 to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997 (File No. 0-19910), and incorporated herein by reference.)

            *10.59  $40,000 Promissory Note, dated July 11, 1997, from Gregory
                    F. Liposky to the Registrant. (Filed as Exhibit 10.52 to Registrants Annual Report on Form 10-K for the period ended December 31, 1997 (File No. 0-19910), and incorporated herein by reference.)

            *10.60  Employment Agreement, dated September 17, 1997, between Carl
                    M. Cohen, PhD, and the Registrant. (Filed as Exhibit 10.53 to Registrants Annual Report on Form 10-K for the period ended December 31, 1997 (File No. 0-19910), and incorporated herein by reference.)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hopkinton, Massachusetts, on March 30, 1999.

CREATIVE BIOMOLECULES, INC.

By: /s/ Steven L. Basta
    ------------------------------------------------
    Vice President, Finance and Business Development

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated below on date indicated.

SIGNATURE                      CAPACITY                                                DATE
---------                      --------                                                ----

/s/ Brian H. Dovey             Chairman of the Board and Director                      March 30, 1999
--------------------------
Brian H. Dovey


/s/ Michael M. Tarnow          President and Chief Executive Officer                   March 30, 1999
--------------------------     and Director (principal executive officer)
Michael M. Tarnow


/s/ Charles Cohen, PhD         Chief Scientific Officer and Director                   March 30, 1999
--------------------------
Charles Cohen, PhD


/s/ Steven L. Basta            Vice President, Finance and Business Development        March 30, 1999
--------------------------     Treasurer (principal financial officer)
Steven L. Basta


/s/ Charles R. Carelli         Director of Accounting (principal accounting officer)   March 30, 1999
--------------------------
Charles R. Carelli


/s/ Jeremy L. Curnock Cook     Director                                                March 30, 1999
--------------------------
Jeremy L. Curnock Cook


/s/ Martyn D. Greenacre        Director                                                March 30, 1999
--------------------------
Martyn D. Greenacre


/s/ Arthur J. Hale, MD         Director                                                March 30, 1999
--------------------------
Arthur J. Hale, MD


/s/ Suzanne D. Jaffe           Director                                                March 30, 1999
--------------------------
Suzanne D. Jaffe


/s/ Michael Rosenblatt, MD     Director                                                March 30, 1999
--------------------------
Michael Rosenblatt, MD


/s/ James R. Tobin             Director                                                March 30, 1999
--------------------------
James R. Tobin
