Form 10-Q
period 1999-03-31
CREATIVE BIOMOLECULES INC
filed 1999-05-14
CIK 857121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-19910

                           ---------------------------

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

                           ---------------------------

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

As of May 7, 1999, the registrant had 35,838,331 shares of Common Stock outstanding.

                                TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION                                                                Page Number


         Item 1. Financial Statements

                 Consolidated Balance Sheets - March 31, 1999 (unaudited) and
                 December 31, 1998                                                                      3

                 Unaudited Consolidated Statements of Operations for the three months
                 ended March 31, 1999 and 1998                                                          4

                 Unaudited Consolidated Statements of Comprehensive Loss for the three
                 months ended March 31, 1999 and 1998                                                   4

                 Unaudited Consolidated Statements of Cash Flows for the three months
                 ended March 31, 1999 and 1998                                                          5

                 Notes to Unaudited Consolidated Financial Statements                                   6

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                              7

         Item 3. Quantitative and Qualitative Disclosures About Market Risk                            12


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                                     13

         Item 2. Changes in Securities                                                                 13

         Item 3. Defaults Upon Senior Securities                                                       13

         Item 4. Submission of Matters to a Vote of Security Holders                                   13

         Item 5. Other Information                                                                     13

         Item 6. Exhibits and Reports on Form 8-K                                                      13


SIGNATURES                                                                                             14



CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
================================================================================



                                                                                  March 31,             December 31,
                                                                                     1999                   1998
                                                                                -------------          -------------
ASSETS                                                                           (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                     $  10,846,297          $  17,738,044
  Marketable securities                                                            41,895,232             40,197,407
  Accounts receivable                                                                 452,834                669,232
  Inventory                                                                            10,250                 28,733
  Prepaid expenses and other                                                          244,100                272,168
                                                                                -------------          -------------
    Total current assets                                                           53,448,713             58,905,584
                                                                                -------------          -------------

PROPERTY, PLANT AND EQUIPMENT - net                                                 1,911,806              1,925,602
                                                                                -------------          -------------

OTHER ASSETS:
  Notes receivable - officers                                                         116,668                116,668
  Patents and licensed technology - net                                               367,549                375,000
  Deferred patent application costs - net                                           4,788,504              4,732,629
  Deposits and other                                                                  108,574                108,574
                                                                                -------------          -------------
     Total other assets                                                             5,381,295              5,332,871
                                                                                =============          =============
TOTAL                                                                           $  60,741,814          $  66,164,057
                                                                                =============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Lease obligations - current portion                                           $     211,700          $     165,934
  Accounts payable                                                                    567,011              1,621,417
  Accrued liabilities                                                               1,971,620              2,508,161
  Accrued compensation                                                                831,530              1,335,692
  Deferred revenue                                                                  2,911,279              3,661,279
                                                                                -------------          -------------
     Total current liabilities                                                      6,493,140              9,292,483
                                                                                -------------          -------------

LEASE OBLIGATIONS                                                                     800,442                713,459
                                                                                -------------          -------------

COMMITMENTS

SERIES 1998/A PREFERRED STOCK, $.01 par value 22,628 and 23,414 shares issued and outstanding at March 31, 1999 and December 31, 1998, respectively, liquidation preference of  $23,582,499 and $24,113,598 at
  March 31, 1999 and  December 31, 1998, respectively                              22,653,650             23,052,787
                                                                                -------------          -------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000 shares authorized, 22,628 and
   23,414 issued and outstanding at March 31, 1999 and December 31, 1998, respectively
  Common Stock, $.01 par value, 100,000,000 shares authorized, 34,862,009 shares and 34,457,469 shares issued and outstanding at March 31, 1999
   and December 31, 1998, respectively                                                348,620                344,575
  Additional paid-in capital                                                      144,022,687            143,127,113
  Accumulated other comprehensive income                                               (4,898)               105,461
  Accumulated deficit                                                            (113,571,827)          (110,471,821)
                                                                                -------------          -------------
     Total stockholders' equity                                                    30,794,582             33,105,328
                                                                                =============          =============
TOTAL                                                                           $  60,741,814          $  66,164,057
                                                                                =============          =============



See notes to consolidated financial statements

CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================


                                                      Three Months Ended March 31,
                                                    --------------------------------
                                                        1999                1998
                                                    ------------        ------------

                                                              (unaudited)

REVENUES:
  Research and development contracts                $    824,645        $  3,002,859
  Interest and other                                     755,733             415,259
                                                    ------------        ------------
     Total revenues                                    1,580,378           3,418,118
                                                    ------------        ------------

COSTS AND EXPENSES:
  Research and development                             2,728,917           6,297,867
  General and administrative                           1,529,638           1,966,609
  Interest                                                32,661              72,510
                                                    ------------        ------------
     Total costs and expenses                          4,291,216           8,336,986
                                                    ------------        ------------

NET LOSS                                              (2,710,838)         (4,918,868)
                                                    ------------        ------------

ACCRETION ON SERIES 1998/A PREFERRED STOCK              (389,168)
                                                    ------------        ------------

NET LOSS APPPLICABLE TO COMMON STOCKHOLDERS         $ (3,100,006)       $ (4,918,868)
                                                    ============        ============

BASIC AND DILUTED LOSS PER COMMON SHARE             $       (.09)       $       (.15)
                                                    ============        ============

COMMON SHARES FOR BASIC AND DILUTED
LOSS COMPUTATION                                      34,666,296          33,442,341
                                                    ============        ============



CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS                                            $ (3,100,006)       $ (4,918,868)

UNREALIZED LOSS ON MARKETABLE SECURITIES                (110,359)
                                                    ------------        ------------

COMPREHENSIVE LOSS                                  $ (3,210,365)       $ (4,918,868)
                                                    ============        ============





See notes to consolidated financial statements

CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================



                                                                         Three Months Ended March 31,
                                                                       -------------------------------
                                                                           1999                1998
                                                                       ------------        -----------

                                                                                 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $ (2,710,838)       $(4,918,868)
                                                                       ------------        -----------
Adjustments to reconcile net loss to net cash used:
  Depreciation and amortization                                             217,563            574,366
  Compensation expense                                                       64,000             10,833
  Deferred patent and application costs                                      45,653
  Increase (decrease) in cash from:
    Accounts receivable                                                     216,398           (538,768)
    Inventory and prepaid expenses                                           46,552           (194,569)
    Accounts payable and accrued liabilities                             (1,993,197)          (184,821)
    Deferred contract revenue                                              (750,000)           875,000
                                                                       ------------        -----------
       Total adjustments                                                 (2,153,031)           542,041
                                                                       ------------        -----------

    Net cash provided by (used  for) operating activities                (4,863,869)        (4,376,827)
                                                                       ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                        (6,409,882)          (500,755)
Sale of marketable securities                                             4,601,703          4,915,326
Expenditures for property, plant and equipment                              (74,940)          (198,027)
Expenditures for patents                                                   (149,145)          (333,746)
Decrease (increase) in deposits and other                                                       49,121
                                                                       ------------        -----------

  Net cash provided by (used for) investing activities                   (2,032,264)         3,931,919
                                                                       ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of equity:
  Common Stock - other                                                       47,313            327,367
Increase in obligations under capital leases                                                   193,524
Repayments of obligations under capital leases                              (42,927)           (37,047)
                                                                       ------------        -----------

  Net cash provided by financing activities                                   4,386            483,844
                                                                       ------------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (6,891,747)            38,936

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           17,738,044          2,158,909
                                                                       ------------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 10,846,297        $ 2,197,845
                                                                       ============        ===========

SUPPLEMENTAL DISCLOSURE OF NON CASH
INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchased under capital lease obligations       $     73,758        $   216,554
                                                                       ============        ===========

Conversion of Series 1998/A Preferred Stock                            $    788,305
                                                                       ============




See notes to consolidated financial statements

CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
================================================================================


1. OPINION OF MANAGEMENT - The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. These statements are condensed and do not include all disclosures as required by generally accepted accounting principles. In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company's financial position at March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. The financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998.

      Interim results are not necessarily indicative of results for a full year and such results are subject to year end adjustments and independent audit.

2. SALE OF MANUFACTURING OPERATIONS - In November 1998, the Company sold its OP-1 manufacturing rights and facilities to Stryker. The transaction is expected to provide the Company with increased royalties on Stryker products, if approved for commercial sale, in lieu of the manufacturing revenue anticipated under the prior agreement.

      As a result of this transaction, the Company recorded a charge of $1,362,249 in the quarter ended December 31, 1998. Approximately $368,000 and $903,000 of accrued costs, principally representing future cash outlays for employee termination costs, remained to be paid at March 31, 1999 and December 31, 1998, respectively.

3. NEW ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board (the "FASB") released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") which the Company will be required to adopt effective January 1, 2000. SFAS No. 133 establishes standards for reporting and accounting for derivative instruments, and conforms the requirements for treatment of hedging activities across the different types of exposures hedged. The Company has not yet completed its evaluation of SFAS No. 133, and is, therefore unable to disclose the impact adoption will have on its consolidated financial position or results of operations.

4. SUBSEQUENT EVENT - On May 7, 1999, the Company repurchased 20,486 shares, which represented all of the outstanding Series 1998/A Preferred Stock following final conversions, for approximately $22,470,000 in cash. As a result of this transaction, the Series 1998/A Preferred Stock has been retired and there will be no subsequent conversions into Common Stock. Additionally, in the second fiscal quarter of 1999, the Company will record a charge to the Accretion on Series 1998/A Preferred Stock line in our Statement of Operations of approximately $1,900,000, which represents accretion of the Series 1998/A Preferred Stock up to its repurchase amount and accretion of the remaining issuance costs. As of May 7, 1999, following this repurchase, the Company had approximately $28,000,000 in Cash, Cash Equivalents and Marketable Securities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

GENERAL

To date, we have derived most of our revenues from research and development payments and license fees under agreements with collaborative partners. We anticipate that over the next several years we will derive most of our revenues from agreements with collaborative partners, including possible royalty revenues from Stryker Corporation ("Stryker"). We have never been profitable and expect to incur additional operating losses in the remainder of 1999. Results beyond 1999 will depend largely on the timing and magnitude of royalty payments from Stryker if the OP-1 device is approved for commercial sale. We may incur continued losses in future years.

Our research agreements with collaborative partners have typically obligated such collaborative partners to provide for the partial or complete funding of research and development for specified projects and pay royalties to us in exchange for licenses to market the resulting products. We have been a party to research collaborations with Stryker to develop products for orthopaedic reconstruction and dental therapeutics and with Biogen Inc. ("Biogen") to develop products for the treatment of renal disorders. Each of these research collaborations was restructured in 1998.

Under the research portion of our collaboration with Stryker, prior to its restructuring in November 1998, we supplied OP-1 products to Stryker for clinical trials and other uses, provided manufacturing regulatory support and performed research work pursuant to work plans we both established periodically. In November 1998, we sold certain of our OP-1 manufacturing rights and facilities to Stryker. In fiscal 1999, we will focus internal research efforts on developing new tissue regeneration therapies in non-bone applications and do not anticipate significant revenue from Stryker in the remainder of 1999.

In December 1996, we signed a Research Collaboration and License Agreement with Biogen (the "Biogen Research Agreement"). Under the Biogen Research Agreement, we performed research work pursuant to work plans we both established periodically. In 1998, we signed an Amendment Agreement (the "Biogen Amendment Agreement") with Biogen. Under this amendment, we have assumed primary responsibility for the development of OP-1 products for the treatment of renal disorders. Biogen has provided research funding to us through December 1999.

Although we are seeking and in the future may seek to enter into collaborative arrangements with respect to certain other projects, there can be no assurance that we will be able to obtain such agreements on acceptable terms or that the costs required to complete the projects will not exceed the funding available for such projects from the collaborative partners.

We earn and recognize revenue based upon work performed, upon the sale or licensing of product rights, upon shipment of product for use in preclinical and clinical testing or upon attainment of benchmarks specified in collaborative agreements. Our results of operations vary significantly from year to year and quarter to quarter and depend on, among other factors, the timing of payments made by collaborative partners. The timing of our contract revenues may not match the timing of our associated product development expenses. As a result, research and development expenses may exceed contract revenues in any particular period. Furthermore, aggregate research and development contract revenues for any product may not offset all of our development expenses for such product.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998. Our total revenues for the three month period ended March 31, 1999 were $1,580,000. Our total revenues for the three month period ended March 31, 1998 were $3,418,000. Research and development contract revenues decreased 73% from $3,003,000 for the three month period ended March 31, 1998 to $825,000 for the three month period ended March 31,1999. The decrease in research and development contract revenues from 1998 to 1999 primarily is a result of a decrease in our research and development contract revenues from Stryker. We anticipate that research and development contract revenues in the remaining quarters in 1999 will be substantially less than comparable periods in 1998 because we are no longer providing research services or supplying OP-1 to Stryker.

Interest revenues increased 82% from $415,000 for the three month period ended March 31, 1998 to $756,000 for the three month period ended March 31, 1999 because we had higher average balances of cash and marketable securities during the three months ended March 31, 1999 as compared to the same period of 1998. In May 1998, we sold 25,000 shares of Series 1998/A Preferred Stock. Net proceeds to us, after deducting fees and other expenses of the offering, were approximately $23,618,000. In addition, we received approximately $20,000,000 in the fourth quarter of 1998 from the sale of our OP-1 manufacturing related assets to Stryker.

Our total costs and expenses decreased 49% from $8,337,000 for the three month period ended March 31, 1998, to $4,291,000 for the three month period ended March 31,1999. Research and development expenses decreased 57% from $6,298,000 for the three month period ended March 31, 1998 to $2,729,000 for the three month period ended March 31, 1999. The decrease in research and development expenses is primarily due to the sale of certain of our OP-1 manufacturing rights and facilities to Stryker in November 1998 and the elimination of manufacturing and facility-related expenses with respect thereto. We had previously reported the costs associated with such production of OP-1 as research and development expenses. We anticipate that research and development expenses in the remaining quarters of 1999 will be substantially less than in the comparable periods of 1998. During the first quarter of 1999, our research and development expenses included research into a renal disease therapy as part of the Biogen collaboration and research into neurological disease therapies and other indications proprietary to us.

Stryker initiated a modular PMA filing for the bone graft substitute product in 1998. Stryker has stated that it is working to complete the submission of the modular PMA to the FDA.

General and administrative expenses decreased 22% from $1,967,000 for the three month period ended March 31, 1998 to $1,530,000 for the three month period ended March 31, 1999. The decrease primarily is due to a reduction of approximately $234,000 in external legal and other consulting costs and a reduction of approximately $192,000 in personnel related costs. We anticipate that general and administrative expenses for the remaining quarters of 1999 will continue at amounts consistent with the three month period ended March 31, 1999 but at amounts lower than the comparable periods in 1998.

Interest expense decreased 55% from $73,000 for the three month period ended March 31, 1998 to $33,000 for the three month period ended March 31, 1999. The decrease in interest expense is due to a decrease in our obligations under capital leases. As part of the sale to Stryker of certain of our manufacturing related assets in November 1998, Stryker assumed $710,000 of our obligations under equipment lease agreements and $1,727,000 of our obligations under a facility capital lease.

As a result of the foregoing, we incurred a net loss of $2,711,000 for the three month period ended March 31, 1998, compared to a net loss of $4,919,000 for the three month period ended March 31, 1998.

Accretion on Series 1998/A Preferred Stock for the three month period ended March 31, 1999, includes $283,000 calculated at the rate of 5% per annum of the stated value of the outstanding Series 1998/A Preferred Stock and $106,000 of accretion of issuance costs related to the sale of Series 1998/A Preferred Stock. We are accreting the Series 1998/A Preferred Stock up to its conversion value.

In computing the net loss applicable to common stockholders for the three months ended March 31, 1998, accretion of the Series 1998/A Preferred Stock mentioned above is included.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $52,742,000. We have financed our operations primarily through placements of equity securities, revenues received under agreements with collaborative partners, and more recently, manufacturing contracts and the sale of our OP-1 manufacturing rights and facilities to Stryker.

We increased our investment in property, plant and equipment to $7,850,000 at March 31, 1999 from $7,702,000 at December 31, 1998. We currently plan to spend approximately $1,350,000 during the remaining quarters of 1999 on leasehold improvements and equipment purchases to upgrade our research and development capabilities. In the past, we have entered into lease agreements to provide for the lease financing of laboratory and office equipment. We may enter into similar agreements in the future.

On May 27, 1998, we completed a private placement with three institutional investors for the sale of 25,000 shares of Series 1998/A Preferred Stock, with a stated value of $1,000 per share resulting in net proceeds of approximately $23,618,000 after expenses. The Series 1998/A Preferred Stock was convertible into the number of shares of our Common Stock equal to the stated value plus accretion of 5% per annum divided by the then applicable Conversion Price. The Conversion Price was equal to the average of the five lowest closing bid prices of the Common Stock during the twenty consecutive trading days immediately preceding the conversion date. Since issuance of the Series 1998/A Preferred Stock, the holders converted a total of 4,514 shares of Series 1998/A Preferred Stock into 2,043,765 shares of Common Stock through May 7, 1999.

On May 7, 1999, subsequent to the end of the first fiscal quarter, we repurchased 20,486 shares, which represented all of the outstanding Series 1998/A Preferred Stock following final conversions, for approximately $22,470,000 in cash. As a result of this transaction, the Series 1998/A Preferred Stock has been retired and there will be no subsequent conversions into Common Stock. Additionally, in the second fiscal quarter of 1999, we will record a charge to the Accretion on Series 1998/A Preferred Stock line in our Statement of Operations of approximately $1,900,000, which represents accretion of the Series 1998/A Preferred stock up to its repurchase amount and accretion of the remaining issuance costs. As of May 7, 1999, following this repurchase, we had approximately $28,000,000 in Cash, Cash Equivalents and Marketable Securities.

In November 1998, we sold our OP-1 manufacturing rights and facilities to Stryker for total proceeds of $19,530,000. We expect that the sale will provide us with increased royalties on Stryker products, if approved for commercial sale, in lieu of the manufacturing revenues anticipated under the prior agreement. We will pay approximately $368,000 of accrued costs associated with such sale in the remaining quarters of 1999. These accruals principally represent future cash outlays for employee termination costs. In prior years, we had received significant revenue from Stryker for research support and the supply of OP-1. As a result of the sale of our OP-1 manufacturing rights and facilities to Stryker, we anticipate significantly reduced research funding and manufacturing revenue in the year ending December 31, 1999.

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

We anticipate that our existing capital resources should enable us to maintain our current and planned operations through 2000. We expect to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials. Our ability to continue funding planned operations is dependent upon our ability to generate sufficient cash flow from royalties on Stryker products, if approved for commercial sale, from collaborative arrangements and from additional funds through equity or debt financings, or from other sources of financing, as may be required. We are seeking additional collaborative arrangements and also expect to raise funds through one or more financing transactions, if conditions permit. Over the longer term, because of our significant long-term capital requirements, we intend to raise funds when conditions are favorable, even if we do not have an immediate need for additional capital at such time. If Stryker products are not approved for commercial sale and we do not receive royalties from Stryker and/or if substantial additional funding is not available, our business will be materially and adversely affected.

NEW ACCOUNTING STANDARDS

In June, 1998, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which the Company will be required to adopt effective January 1, 2000. SFAS No. 133 establishes standards for reporting and accounting for derivative instruments, and conforms the requirements for treatment of hedging activities across the different types of exposures hedged. The Company has not yet completed its evaluation of SFAS No. 133, and is therefore unable to disclose the impact adoption will have on its consolidated financial position or results of operations.

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

CAUTIONARY FACTORS WITH RESPECT TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements which are based on management's current expectations and which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. We caution investors that there is no guarantee that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to the following:

* Our reliance on current and prospective collaborative partners to supply funds for research and development and to commercialize our products;
* Uncertainty as to timing of and our ability to commercialize our products;
* Our reliance on our lead product candidate and our lack of control over the clinical or regulatory progress of several applications for our products, which are controlled by our collaborative partners;
* Our reliance on programs in various stages of preclinical development and early stage research;
* Our reliance on key management personnel;
* Intense competition related to the research and development of morphogenic and other proteins for various applications and therapies and the possibility that others may discover or develop, and we may not be able to gain rights with respect to, the technology necessary to commercialize our products;
* Our lack of development, commercial manufacturing, marketing and sales experience and the risk that any products that we develop may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that we expect to target;
* Uncertainty regarding the effect on our operations of the Year 2000 issue;
* Uncertainty related to market conditions affecting the biotechnology industry;
* Uncertainty as to the extent of future government regulation of our business;
* Uncertainty as to whether there will exist adequate reimbursement for our products from governments, private health insurers and other organizations.

As a result, our future development and commercialization efforts involve a high degree of risk.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
================================================================================

The Company's market risk disclosures set forth in the 1998 Form 10-K have not changed significantly through the quarter ended March 31, 1999.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        Not Applicable.

ITEM 2. CHANGES IN SECURITIES.

(a)     Not Applicable.

(b)     Not Applicable.

(c)     (1) Securities sold. During the first fiscal quarter of 1999, the
            Company issued a total of 335,073 shares (the "Conversion Shares") of its Common Stock.

        (2) Underwriters and other purchasers. No underwriters were involved in the transaction. The Company issued the Conversion Shares in connection with the conversion of 787 shares (the "Preferred Shares") of Series 1998/A Convertible Preferred Stock by the holders thereof.

        (3) Consideration. The Conversion Shares were issued at conversion prices ranging from $2.16 to $2.53 per share for an aggregate cost of $814,302.

        (4) Exemption from registration claimed. The Conversion Shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by the Company

        (5) Terms of conversion exercise.  Not Applicable.

(d)     Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not Applicable.

ITEM 5. OTHER INFORMATION.

        Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits.

             Exhibit
             Number     Description
             ------     -----------
             27         Financial Data Schedule.

        (b)  Reports on Form 8-K.

             No reports on Form 8-K were filed during the three month period ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hopkinton, Massachusetts, on May 14, 1999.



                                     CREATIVE BIOMOLECULES, INC.



                                     By: /s/ Steven L. Basta
                                         ------------------------------------
                                         Vice President, Business Development
                                         and Finance


                                     By: /s/ Charles R. Carelli
                                         ------------------------------------
                                         Director of Accounting

                                  EXHIBIT INDEX


      Exhibit
      Number               Description
      -------              -----------

      27                   Financial Data Schedule