Form 10-Q
period 1999-06-30
CREATIVE BIOMOLECULES INC
filed 1999-08-13
CIK 857121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-19910

                           --------------------------

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


                           --------------------------


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

As of July 30, 1999, the registrant had 35,968,579 shares of Common Stock outstanding.

                                TABLE OF CONTENTS




                                                                                                   Page Number

PART I.    FINANCIAL INFORMATION



           Item 1.    Financial Statements
                      Consolidated Balance Sheets - June 30, 1999 (unaudited) and                        3
                      December 31, 1998

                      Unaudited Consolidated Statements of Operations for the three months
                      and six months ended June 30, 1999 and 1998                                        4

                      Unaudited Consolidated Statements of Comprehensive Loss for the three
                      months and six months ended June 30, 1999 and 1998                                 4

                      Unaudited Consolidated Statements of Cash Flows for the six months
                      ended June 30, 1999 and 1998                                                       5

                      Notes to Unaudited Consolidated Financial Statements                               6

           Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                          7

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk                        12


PART II.   OTHER INFORMATION

           Item 1.    Legal Proceedings                                                                  13

           Item 2.    Changes in Securities                                                              13

           Item 3.    Defaults Upon Senior Securities                                                    13

           Item 4.    Submission of Matters to a Vote of Security Holders                                13

           Item 5.    Other Information                                                                  14

           Item 6.    Exhibits and Reports on Form 8-K                                                   14


SIGNATURES


CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
================================================================================




                                                                                       June 30,            December 31,
                                                                                         1999                  1998
                                                                                    -------------         -------------
                                                                                     (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                         $   1,783,135         $  17,738,044
  Marketable securities                                                                24,783,607            40,197,407
  Accounts receivable                                                                      61,770               669,232
  Inventory                                                                                15,004                28,733
  Prepaid expenses and other                                                              318,527               272,168
                                                                                    -------------         -------------
    Total current assets                                                               26,962,043            58,905,584
                                                                                    -------------         -------------

PROPERTY, PLANT AND EQUIPMENT - net                                                     2,268,222             1,925,602
                                                                                    -------------         -------------

OTHER ASSETS:
  Notes receivable - officers                                                             116,668               116,668
  Patents and licensed technology - net                                                 1,135,118               375,000
  Deferred patent application costs - net                                               4,124,256             4,732,629
  Deposits and other                                                                      108,574               108,574
                                                                                    -------------         -------------
     Total other assets                                                                 5,484,616             5,332,871
                                                                                    -------------         -------------
TOTAL                                                                               $  34,714,881         $  66,164,057
                                                                                    =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Lease obligations - current portion                                               $     292,979         $     165,934
  Accounts payable                                                                        468,868             1,621,417
  Accrued liabilities                                                                   1,858,469             2,508,161
  Accrued compensation                                                                    664,583             1,335,692
  Deferred revenue                                                                      2,161,279             3,661,279
                                                                                    -------------         -------------
     Total current liabilities                                                          5,446,178             9,292,483
                                                                                    -------------         -------------

LEASE OBLIGATIONS                                                                       1,053,197               713,459
                                                                                    -------------         -------------

COMMITMENTS

SERIES 1998/A PREFERRED STOCK, $.01 par value, 0 and 23,414 shares issued and outstanding at June 30, 1999 and December 31, 1998, respectively, liquidation preference of $0 and $24,113,598 at June 30, 1999 and December 31, 1998,
  respectively                                                                                               23,052,787
                                                                                    -------------         -------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000 shares authorized, 0 and 23,414 issued and outstanding at June 30, 1999 and December 31, 1998, respectively
  Common Stock, $.01 par value, 100,000,000 shares authorized, 35,900,443 and
   34,457,469 shares issued and outstanding at June 30, 1999 and
   December 31, 1998, respectively                                                        359,004               344,575
  Additional paid-in capital                                                          146,353,551           143,127,113
  Accumulated other comprehensive income                                                   (4,864)              105,461
  Accumulated deficit                                                                (118,492,185)         (110,471,821)
                                                                                    -------------         -------------
     Total stockholders' equity                                                        28,215,506            33,105,328
                                                                                    =============         =============
TOTAL                                                                               $  34,714,881         $  66,164,057
                                                                                    =============         =============

See notes to consolidated financial statements.

CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================




                                                              Three Months Ended June 30,                Six Months Ended June 30,
                                                           --------------------------------        --------------------------------
                                                                1999                1998                1999                1998
                                                           ------------        ------------        ------------        ------------
                                                                      (unaudited)                             (unaudited)

REVENUES:
  Research and development contracts                       $   757,542        $  1,800,615        $  1,582,187        $  4,803,474
  Interest and other                                           495,667             480,175           1,251,400             895,435
                                                           -----------        ------------        ------------        ------------
     Total revenues                                          1,253,209           2,280,790           2,833,587           5,698,909
                                                           -----------        ------------        ------------        ------------

COSTS AND EXPENSES:
  Research and development                                   2,613,208           6,130,923           5,342,125          12,428,790
  General and administrative                                 1,530,690           2,171,785           3,060,328           4,138,395
  Interest                                                      35,591              86,633              68,252             159,143
                                                           -----------        ------------        ------------        ------------
     Total costs and expenses                                4,179,489           8,389,341           8,470,705          16,726,328
                                                           -----------        ------------        ------------        ------------

NET LOSS                                                    (2,926,280)         (6,108,551)         (5,637,118)        (11,027,419)
                                                           -----------        ------------        ------------        ------------
ACCRETION AND REPURCHASE COSTS ON
SERIES 1998/A
PREFERRED STOCK                                             (2,006,391)           (152,043)         (2,395,559)           (152,043)
                                                           -----------        ------------        ------------        ------------
NET LOSS APPLICABLE TO
COMMON STOCKHOLDERS                                        $(4,932,671)       $ (6,260,594)       $ (8,032,677)       $(11,179,462)
                                                           ===========        ============        ============        ============
BASIC AND DILUTED LOSS PER
COMMON SHARE                                               $      (.14)       $       (.19)       $       (.23)       $       (.33)
                                                           ===========        ============        ============        ============

COMMON SHARES FOR BASIC AND DILUTED
LOSS COMPUTATION                                            35,512,694          33,507,137          35,091,833          33,474,918
                                                           ===========        ============        ============        ============

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS APPLICABLE TO COMMON
STOCKHOLDERS                                               $(4,932,671)       $ (6,260,594)       $ (8,032,677)       $(11,179,462)

UNREALIZED LOSS ON MARKETABLE
SECURITIES                                                    (110,359)                               (110,325)
                                                           -----------        ------------        ------------        ------------

COMPREHENSIVE LOSS                                         $(5,043,030)       $ (6,260,594)       $ (8,143,002)       $(11,179,462)
                                                           ===========        ============        ============        ============




See notes to consolidated financial statements.

CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================




                                                                                       Six Months Ended June 30,
                                                                                ------------------------------------
                                                                                     1999                   1998
                                                                                ------------            ------------
                                                                                            (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $ (5,637,118)           $(11,027,419)
                                                                                ------------            ------------
Adjustments to reconcile net loss to net cash used:
  Depreciation and amortization                                                      466,549               1,285,577
  Compensation expense                                                                64,000                  13,329
  Deferred patent and application costs                                               88,104
  Increase (decrease) in cash from:
    Accounts receivable                                                              607,462               3,229,152
    Inventory and prepaid expenses                                                   (32,630)               (380,113)
    Accounts payable and accrued liabilities                                      (2,359,125)                 (3,022)
    Deferred contract revenue                                                     (1,500,000)
                                                                                ------------            ------------
       Total adjustments                                                          (2,665,640)              4,144,923
                                                                                ------------            ------------

    Net cash used for operating activities                                        (8,302,758)             (6,882,496)
                                                                                ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                                 (6,409,882)            (22,938,601)
Sale of marketable securities                                                     21,713,362              11,852,461
Expenditures for property, plant and equipment                                      (411,258)             (1,596,529)
Expenditures for patents                                                            (366,439)               (673,361)
Decrease (increase) in deposits and other                                                                     32,351
                                                                                ------------            ------------

  Net cash provided by (used for) investing activities                            14,525,783             (13,323,679)
                                                                                ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of equity:
  Series 1998/A Preferred Stock                                                                           25,000,000
  Common Stock - other                                                               198,868                 590,687
Cost of raising equity                                                                                    (1,281,750)
Repurchase of Series 1998/A Preferred Stock                                      (22,470,347)
Increase in obligations under capital leases                                         186,900                 193,524
Repayments of obligations under capital leases                                       (93,355)                (80,982)
                                                                                ------------            ------------

  Net cash provided by (used for) financing activities                           (22,177,934)             24,421,479
                                                                                ------------            ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (15,954,909)              4,215,304

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    17,738,044               2,158,909
                                                                                ------------            ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  1,783,135            $  6,374,213
                                                                                ============            ============

SUPPLEMENTAL DISCLOSURE OF NON CASH
INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchased under capital lease obligations                $    271,321            $    542,105
                                                                                ============            ============

Conversion of Series 1998/A Preferred Stock to Common Stock                     $  2,978,000
                                                                                ============




See notes to consolidated financial statements.

CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


1. OPINION OF MANAGEMENT - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. These statements are condensed and do not include all disclosures as required by generally accepted accounting principles. In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company's financial position at June 30, 1999 and the results of operations and cash flows for the periods presented. The financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998.

      Interim results are not necessarily indicative of results for a full year and such results are subject to year end adjustments and independent audit.

2. SALE OF MANUFACTURING OPERATIONS - In November 1998, the Company sold certain of its OP-1 manufacturing rights and facilities to Stryker. The transaction is expected to provide the Company with increased royalties on Stryker products, if approved for commercial sale, in lieu of the manufacturing revenue anticipated under the prior agreement.

      As a result of this transaction, the Company recorded a charge of $1,362,249 in the quarter ended December 31, 1998. Approximately $267,000 and $903,000 of accrued costs, principally representing future cash outlays for employee termination costs, remained to be paid at June 30, 1999 and December 31, 1998, respectively.

3. NEW ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board (the "FASB") released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") which the Company will be required to adopt effective January 1, 2001. SFAS No. 133 establishes standards for reporting and accounting for derivative instruments, and conforms the requirements for treatment of hedging activities across the different types of exposures hedged. The Company has not yet completed its evaluation of SFAS No. 133, and is, therefore unable to disclose the impact adoption will have on its consolidated financial position or results of operations.

4. REPURCHASE OF SERIES 1998/A PREFERRED STOCK - On May 7, 1999, the Company repurchased 20,486 shares, which represented all of the outstanding Series 1998/A Preferred Stock following final conversions, for approximately $22,470,000 in cash. As a result of this transaction, the Series 1998/A Preferred Stock has been retired and there will be no subsequent conversions into Common Stock. Additionally, in the quarter ended June 30, 1999, the Company recorded a charge to the Accretion and Repurchase Costs on Series 1998/A Preferred Stock line in the Statement of Operations of approximately $1,867,000, which represented accretion of the Series 1998/A Preferred Stock up to its repurchase amount and accretion of the remaining unamortized issuance costs as of May 7, 1999.

5. STOCK PLANS - In June 1999, the stockholders of the Company voted to amend the Company's 1992 Non-employee Director Non-qualified Stock Option Plan (the "Director Plan") to increase by 200,000 from 300,000 to 500,000 the aggregate number of shares of Common Stock authorized for issuance under the Director Plan.

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

In December 1996, we signed a Research Collaboration and License Agreement with Biogen (the "Biogen Research Agreement"). Under the Biogen Research Agreement, we performed research work pursuant to work plans we both established periodically. In 1998, we signed an Amendment Agreement (the "Biogen Amendment Agreement") with Biogen. Under this amendment, we have assumed primary responsibility for the development of OP-1 products for the treatment of renal disorders. Biogen has provided research funding to us through December 1999 and retains an option to resume development of OP-1 products for use in chronic renal failure during this period.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998. Our total revenues for the three and six month periods ended June 30, 1999 were $1,253,000 and $2,834,000, respectively. Our total revenues for the three and six month periods ended June 30, 1998 were $2,281,000 and $5,699,000, respectively. Research and development contract revenues decreased 58% to $758,000 for the three month period ended June 30, 1999 from $1,801,000 for the three month period ended June 30, 1998 and decreased 67% to $1,582,000 for the six month period ended June 30, 1999 from $4,803,000 for the six month period ended June 30, 1998. The decrease in research and development contract revenues from 1998 to 1999 was primarily the result of a decrease in our research and development contract revenues from Stryker. We anticipate that research and development contract revenues in the remaining quarters in 1999 will be substantially less than comparable periods in 1998 because we are no longer providing research services or supplying OP-1 to Stryker.

Interest revenues increased 3% to $496,000 for the three month period ended June 30, 1999 from $480,000 for the three month period ended June 30, 1998 and increased 40% to $1,251,000 for the six month period ended June 30, 1999 from $895,000 for the six month period ended June 30, 1998 because we had higher average balances of cash and marketable securities during the three and six month periods ended June 30, 1999 as compared to the same periods of 1998. In May 1998, we sold 25,000 shares of Series 1998/A Preferred Stock. Net proceeds to us, after deducting fees and other expenses of the offering, were approximately $23,618,000. In addition, we received approximately $19,530,000 in the fourth quarter of 1998 from the sale of our OP-1 manufacturing related assets to Stryker. As discussed further below, in May of 1999 we repurchased all of the outstanding Series 1998/A Preferred Stock for approximately $22,470,000 in cash. We therefore expect interest revenues for the second half of 1999 to be lower than interest revenues from the first half of 1999 and lower than comparable periods in 1998.

Our total costs and expenses decreased 50% to $4,179,000 for the three month period ended June 30, 1999, from $8,389,000 for the three month period ended June 30, 1998 and decreased 49% to $8,471,000 for the six month period ended June 30, 1999 from $16,726,000 for the six month period ended June 30, 1998. Research and development expenses decreased 57% to $2,613,000 for the three month period ended June 30, 1999 from $6,131,000 for the three month period ended June 30, 1998 and decreased 57% to $5,342,000 for the six month period ended June 30, 1999 from $12,429,000 for the six month period ended June 30, 1998. The decrease in research and development expenses was primarily due to the sale of certain of our OP-1 manufacturing rights and facilities to Stryker in November 1998 and the elimination of manufacturing and facility-related expenses with respect thereto. We had previously reported the costs associated with such production of OP-1 as research and development expenses. We anticipate that research and development expenses in the remaining quarters of 1999 will be substantially less than in the comparable periods of 1998. During the first half of 1999, our research and development expenses included research relating to a renal disease therapy as part of the Biogen collaboration and research relating to neurological disease therapies and other indications proprietary to us.

Stryker initiated a modular PMA filing for the bone graft substitute product in 1998. In June 1999, Stryker stated that they had completed submission of the modular PMA to the FDA and in July 1999, stated that the FDA has accepted the PMA for filing. Stryker has also submitted for European regulatory review the OP-1 bone graft substitute product.

General and administrative expenses decreased 30% to $1,531,000 for the three month period ended June 30, 1999 from $2,172,000 for the three month period ended June 30, 1998 and decreased 26% to $3,060,000 for the six month period ended June 30, 1999 from $4,138,000 for the six month period ended June 30, 1998. The decrease was primarily due to a reduction in external legal and other consulting costs and a reduction in personnel related costs. We anticipate that general and administrative expenses for the second half of 1999 will continue at amounts consistent with the six month period ended June 30, 1999 but at amounts lower than the comparable periods in 1998.

Interest expense decreased 59% to $36,000 for the three month period ended June 30, 1999 from $87,000 for the three month period ended June 30, 1998 and decreased 57% to $68,000 for the six month period ended June 30, 1999 from $159,000 for the six month period ended June 30, 1998. The decrease in interest expense was due to a decrease in our obligations under capital leases. As part of the sale to Stryker of certain of our manufacturing related assets in November 1998, Stryker assumed $710,000 of our obligations under equipment lease agreements and $1,727,000 of our obligations under a facility capital lease.

As a result of the foregoing, we incurred a net loss of $2,926,000 and $5,637,000 for the three month and six month periods ended June 30, 1999, respectively, compared to a net loss of $6,109,000 and $11,027,000 for the three and six month periods ended June 30, 1998.

Accretion and Repurchase Costs on Series 1998/A Preferred Stock was $2,006,000 and $2,396,000 for the three and six month periods ended June 30, 1999, respectively, and included the following: $102,000 and $385,000, respectively, calculated at the rate of 5% per annum of the stated value of the outstanding Series 1998/A Preferred Stock; $38,000 and $144,000, respectively, of accretion of issuance costs related to the sale of Series 1998/A Preferred Stock; and as a result of the repurchase of the Series 1998/A Preferred Stock on May 7, 1999 (See discussion in "Liquidity and Capital Resources" below), a one-time charge of approximately $1,867,000 recorded in the second quarter of 1999 which represents accretion of the Series 1998/A Preferred Stock up to its repurchase amount and accretion of all remaining issuance costs. Accretion and Repurchase Costs on Series Preferred Stock for the three and six month periods ended June 30, 1998 included $116,000 calculated at a rate of 5% per annum of the stated value of the outstanding Series 1998/A Preferred Stock and $36,000 of accretion of issuance costs related to the sale of the Series 1998/A Preferred Stock. As a result of the repurchase of the Series 1998/A Preferred Stock, there will be no further charges relating to the Series 1998/A Preferred Stock.

In computing the net loss applicable to common stockholders for the three and six month periods ended June 30, 1999 and 1998, accretion and repurchase costs of the Series 1998/A Preferred Stock mentioned above is included.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $26,567,000 and $366,000 remaining on an equipment lease line as discussed below. We have financed our operations primarily through placements of equity securities, revenues received under agreements with collaborative partners, and more recently, manufacturing contracts and the sale of certain of our OP-1 manufacturing rights and facilities to Stryker.

We increased our investment in property, plant and equipment to $8,384,000 at June 30, 1999 from $7,702,000 at December 31, 1998. We currently plan to spend approximately $800,000 during the remaining quarters of 1999 on leasehold improvements and equipment purchases to upgrade our research and development capabilities. In May of 1999, we extended a master lease agreement, which was originally entered into in October 1997, that provides for the sale and leaseback or lease of up to $750,000 of laboratory and office equipment and expires on December 31, 1999. At June 30, 1999 $366,000 was available under this lease agreement.

On May 27, 1998, we completed a private placement with three institutional investors for the sale of 25,000 shares of Series 1998/A Preferred Stock, with a stated value of $1,000 per share resulting in net proceeds of approximately $23,618,000 after expenses. Since issuance of the Series 1998/A Preferred Stock, the holders converted a total of 4,514 shares of Series 1998/A Preferred Stock into 2,043,765 shares of Common Stock through May 7, 1999. On May 7, 1999, we repurchased 20,486 shares, which represented all of the outstanding Series 1998/A Preferred Stock following final conversions, for approximately $22,470,000 in cash. As a result of this transaction, the Series 1998/A Preferred Stock has been retired and there will be no subsequent conversions into Common Stock.

In November 1998, we sold certain of our OP-1 manufacturing rights and facilities to Stryker for total proceeds of approximately $19,530,000. We expect that under the terms of the sale, we will receive increased royalties on Stryker products, if approved for commercial sale, in lieu of the manufacturing revenues anticipated under the prior agreement. We will pay approximately $267,000 of accrued costs associated with such sale in the remaining quarters of 1999. These accruals principally represent future cash outlays for employee termination costs. In prior years, we had received significant revenue from Stryker for research support and the supply of OP-1. As a result of the sale of certain of our OP-1 manufacturing rights and facilities to Stryker, we anticipate significantly reduced research funding and manufacturing revenue in the year ending December 31, 1999.

In December 1998, we signed the Biogen Amendment Agreement. Under the amended agreement, Biogen paid $3,000,000 to fund our research in 1999 for development of OP-1 as a therapy for chronic renal failure. Biogen retains an option through December 1999 to resume responsibility for development of OP-1 as a therapy for chronic renal failure. If Biogen chooses not to exercise its option or the option lapses, Biogen has no further obligation to provide funds to us.

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

NEW ACCOUNTING STANDARDS

In June, 1998, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which the Company will be required to adopt effective January 1, 2001. SFAS No. 133 establishes standards for reporting and accounting for derivative instruments, and conforms the requirements for treatment of hedging activities across the different types of exposures hedged. The Company has not yet completed its evaluation of SFAS No. 133, and is therefore unable to disclose the impact adoption will have on its consolidated financial position or results of operations.

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

We have developed a plan to address the Year 2000 issues. In 1998, we conducted a review of our computer systems to identify those areas that could be affected by the Year 2000 issue. We also completed implementation of a new financial accounting system that the vendor designed to properly process transactions which could be impacted by the Year 2000 problem. We presently believe that, with the completed upgrades to existing hardware and software systems, the Year 2000 problem will not pose significant operational problems. We have also communicated with our significant suppliers and customers to determine the progress such suppliers and customers are making in remediating their own Year 2000 issues. We are requiring that such significant suppliers and customers certify that those products and services that are used in our operations are Year 2000 compliant. If such upgrades are not made, are not completed timely, or if any of our suppliers or customers do not successfully deal with the Year 2000 issue, the Year 2000 issue could have a material impact on our operations. We could experience delays in receiving or sending our material and products that would increase our costs and that could cause us to lose research data and certain other business and even customers and collaborators could subject us to claims for damages. Problems with the Year 2000 issue could also result in delays in invoicing our collaborators, partners and customers or in us receiving payments from them. In addition, our research and development efforts, which rely on the storage and retrieval of electronic information, could be interrupted resulting in the loss of current collaborations or inventory storage, and the impairment of our ability to enter into new collaborations and vendor agreements. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time. In the extreme, such problems could bring our operations to a standstill.

While management has not specifically determined the costs associated with our Year 2000 readiness efforts, monitoring and managing the Year 2000 issue will result in additional direct and indirect costs to us. Direct costs include potential charges by third-party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. Such costs have not been material to date. Both direct and indirect costs of addressing the Year 2000 issue will be charged to earnings as incurred.

To date, our Year 2000 remediation costs have not been material to our financial position or results of operations and we believe that future costs to complete such remediation will not be material to our financial position or results of operations. We have substantially completed the remediation of our Year 2000 issues and have developed a contingency plan to address any unresolved Year 2000 issues. Some risks of the Year 2000 issue, however, are beyond our control and the control of our suppliers and customers. For example, no preparations or contingency plan will protect us from a downturn in economic activity caused by the possible ripple effect throughout the entire economy caused by the Year 2000 issue.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
================================================================================

The Company's market risk disclosures set forth in the 1998 Form 10-K have not changed significantly through the quarter ended June 30, 1999.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES.

         (a)   Not Applicable.

         (b)   Not Applicable.

         (c)   (1)   Securities sold.  During the second fiscal quarter of 1999, the Company issued a total of 976,322 shares (the
                     "Conversion Shares") of its Common Stock.

               (2) Underwriters and other purchasers. No underwriters were involved in the transaction. The Company issued the Conversion Shares in connection with the conversion of 2,142 shares (the "Preferred Shares") of Series 1998/A Convertible Preferred Stock by the holders thereof.

               (3) Consideration. The Conversion Shares were issued at conversion prices ranging from $2.11 to $2.37 per share for an aggregate cost of $2,241,560.

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

         (d)   Not Applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           The Annual Meeting of Stockholders of the Company was held on June 8, 1999. The following actions were voted upon by the stockholders at the Annual Meeting:

           1. The following persons were elected as Directors of the Company and the number of votes cast for and withheld for each nominee for Director is set forth below:

                      NAME                                                   VOTES FOR VOTES        WITHHELD
                      ----                                                   ---------------        --------

                      Martyn D. Greenacre (term expiring in 2002)                26,242,039          210,579
                      Michael Rosenblatt, M.D. (term expiring in 2002)           26,247,239          205,379
                      James R. Tobin (term expiring in 2002)                     26,243,239          209,379



                The terms of office of the following persons as Directors of the Company continued after the meeting:

                Charles Cohen, Ph.D. (term expiring in 2000)
                Jeremy Curnock Cook (term expiring in 2000)
                Suzanne Denbo Jaffe (term expiring in 2000)
                Brian H. Dovey (term expiring in 2001)
                Michael M. Tarnow (term expiring in 2001)
                Arthur J. Hale, M.D. (term expiring in 2001)

           2. The stockholders of the Company voted to amend the Company's 1992 Non-employee Director Non-qualified Stock Option Plan (the "Director Plan") to increase by 200,000 from 300,000 to 500,000 the aggregate number of shares authorized for issuance under the Director Plan. The record votes cast by the holders of shares of Common Stock of the Company entitled to vote for or against, as well as the number of abstentions, broker no votes and shares not voted were as follows: 24,028,166 shares FOR, 2,060,418 shares AGAINST, 60,167 shares ABSTAINED, 303,867 BROKER NO VOTES and 8,409,391 shares NOT VOTED.

ITEM 5.    OTHER INFORMATION.

           Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)   Exhibits.

                 EXHIBIT
                 NUMBER     DESCRIPTION
                 ------     -----------

                   27       Financial Data Schedule.

           (b) Reports on Form 8-K.

               On May 14, 1999, the Company filed a Current Report on Form 8-K, dated May 10, 1999, to report the repurchase of all the Company's outstanding Series 1998/A Preferred Stock for $22,470,000 in cash.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hopkinton, Massachusetts, on August 10, 1999.


                                  CREATIVE BIOMOLECULES, INC.




                                  By: /s/ Steven L. Basta
                                      ------------------------------------------
                                      Vice President, Business Development,
                                      Finance and Interim Director of Accounting

                                  EXHIBIT INDEX


      EXHIBIT
      NUMBER       DESCRIPTION
      -------      -----------

       27          Financial Data Schedule