Form 10-Q
period 1999-09-30
CREATIVE BIOMOLECULES INC
filed 1999-11-12
CIK 857121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-19910

                             ---------------------

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

                             ---------------------

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

As of October 29, 1999, the registrant had 36,132,466 shares of Common Stock outstanding.

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION                                                                       Page Number

           Item 1.    Financial Statements

                      Consolidated Balance Sheets - September 30, 1999 (unaudited) and
                      December 31, 1998                                                                    3

                      Unaudited Consolidated Statements of Operations for the three months
                      and nine months ended September 30, 1999 and 1998                                    4

                      Unaudited Consolidated Statements of Comprehensive Loss for the three
                      months and nine months ended September 30, 1999 and 1998                             4

                      Unaudited Consolidated Statements of Cash Flows for the nine months
                      ended September 30, 1999 and 1998                                                    5

                      Notes to Unaudited Consolidated Financial Statements                                 6

           Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                            7

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk                          12

PART II.   OTHER INFORMATION

           Item 1.    Legal Proceedings                                                                   13

           Item 2.    Changes in Securities                                                               13

           Item 3.    Defaults Upon Senior Securities                                                     13

           Item 4.    Submission of Matters to a Vote of Security Holders                                 13

           Item 5.    Other Information                                                                   13

           Item 6.    Exhibits and Reports on Form 8-K                                                    13

SIGNATURES                                                                                                14

CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                         September 30,          December 31,
                                                                              1999                  1998
                                                                        --------------        --------------

ASSETS                                                                    (unaudited)
------
CURRENT ASSETS:
  Cash and cash equivalents                                             $   2,195,302         $  17,738,044
  Marketable securities                                                    21,272,748            40,197,407
  Accounts receivable                                                         122,158               669,232
  Inventory                                                                    15,004                28,733
  Prepaid expenses and other                                                  184,130               272,168
                                                                        -------------         -------------
    Total current assets                                                   23,789,342            58,905,584
                                                                        -------------         -------------

PROPERTY, PLANT AND EQUIPMENT - net                                         2,295,445             1,925,602
                                                                        -------------         -------------

OTHER ASSETS:
  Notes receivable - officers                                                      --               116,668
  Patents and licensed technology - net                                     1,112,010               375,000
  Deferred patent application costs - net                                   4,219,359             4,732,629
  Deposits and other                                                          108,574               108,574
                                                                        -------------         -------------
     Total other assets                                                     5,439,943             5,332,871
                                                                        -------------         -------------
TOTAL                                                                   $  31,524,730         $  66,164,057
                                                                        =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Lease obligations - current portion                                   $     336,906         $     165,934
  Accounts payable                                                            308,183             1,621,417
  Accrued liabilities                                                       1,805,235             2,508,161
  Accrued compensation                                                        877,256             1,335,692
  Deferred revenue                                                          1,411,279             3,661,279
                                                                        -------------         -------------
     Total current liabilities                                              4,738,859             9,292,483
                                                                        -------------         -------------

LEASE OBLIGATIONS                                                           1,100,359               713,459
                                                                        -------------         -------------

COMMITMENTS

SERIES 1998/A PREFERRED STOCK, $.01 par value, 0 and 23,414
  shares issued and outstanding at September 30, 1999 and
  December 31, 1998, respectively                                                  --            23,052,787
                                                                        -------------         -------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000 shares authorized,
   0 and 23,414 issued and outstanding at September 30, 1999 and
   December 31, 1998, respectively
  Common Stock, $.01 par value, 100,000,000 shares authorized,
   36,129,266 and 34,457,469 shares issued and outstanding at
   September 30, 1999 and December 31, 1998, respectively                     361,293               344,575
  Additional paid-in capital                                              146,826,858           143,127,113
  Accumulated other comprehensive income                                       (3,582)              105,461
  Accumulated deficit                                                    (121,499,057)         (110,471,821)
                                                                        -------------         -------------
     Total stockholders' equity                                            25,685,512            33,105,328
                                                                        -------------         -------------
TOTAL                                                                   $  31,524,730         $  66,164,057
                                                                        =============         =============

See notes to consolidated financial statements.

CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================

                                                              Three Months Ended                        Nine Months Ended
                                                                 September 30                              September 30
                                                     ---------------------------------        -----------------------------------
                                                          1999                1998                  1999                1998
                                                          ----                ----                  ----                ----
                                                      (unaudited)                               (unaudited)
REVENUES:
  Research and development contracts                 $    823,573         $  2,197,479         $  2,405,760         $  7,000,953
  Interest and other                                      366,177              629,328            1,617,577            1,524,762
                                                     ------------         ------------         ------------         ------------
     Total revenues                                     1,189,750            2,826,807            4,023,337            8,525,715
                                                     ------------         ------------         ------------         ------------

COSTS AND EXPENSES:

  Research and development                              2,689,158            6,354,031            8,031,283           18,934,863
  General and administrative                            1,448,623            2,048,438            4,508,951            6,034,790
  Interest                                                 46,528              100,250              114,780              259,393
                                                     ------------         ------------         ------------         ------------
     Total costs and expenses                           4,184,309            8,502,719           12,655,014           25,229,046
                                                     ------------         ------------         ------------         ------------

NET LOSS                                               (2,994,559)          (5,675,912)          (8,631,677)         (16,703,331)
                                                     ------------         ------------         ------------         ------------

ACCRETION AND REPURCHASE COSTS ON
SERIES 1998/A
PREFERRED STOCK                                                --             (422,213)          (2,395,559)            (574,256)
                                                     ------------         ------------         ------------         ------------

NET LOSS APPLICABLE TO
COMMON STOCKHOLDERS                                  $ (2,994,559)        $ (6,098,125)        $(11,027,236)        $(17,277,587)
                                                     ============         ============         ============         ============

BASIC AND DILUTED LOSS PER
COMMON SHARE                                         $       (.08)        $       (.18)        $       (.31)        $       (.52)

COMMON SHARES FOR BASIC AND DILUTED
LOSS COMPUTATION                                       35,993,359           33,620,764           35,395,653           33,523,588
                                                     ============         ============         ============         ============


CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS                                             $ (2,994,559)        $ (5,675,912)        $ (8,631,677)        $(16,703,331)

UNREALIZED LOSS ON MARKETABLE
SECURITIES                                               (109,043)                  --             (109,043)                  --
                                                     ------------         ------------         ------------         ------------

COMPREHENSIVE LOSS                                   $ (3,103,602)        $ (5,675,912)        $ (8,740,720)        $(16,703,331)
                                                     ============         ============         ============         ============


See notes to consolidated financial statements.

CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                                          Nine Months Ended September 30
                                                                        ---------------------------------
                                                                             1999                 1998
                                                                             ----                 ----

                                                                                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $ (8,631,677)        $(16,703,331)
                                                                        ------------         ------------
Adjustments to reconcile net loss to net cash used:
  Depreciation and amortization                                              736,761            1,981,409
  Compensation expense                                                        64,000               15,828
  Deferred patent and application costs                                      128,104                   --
  Increase (decrease) in cash from:
    Accounts receivable                                                      547,074            3,110,321
    Inventory and prepaid expenses                                           101,767             (562,384)
    Accounts payable and accrued liabilities                              (2,372,684)             160,803
    Deferred contract revenue                                             (2,250,000)                  --
                                                                        ------------         ------------
       Total adjustments                                                  (3,044,978)           4,705,977
                                                                        ------------         ------------

  Net cash used for operating activities                                 (11,676,655)         (11,997,354)
                                                                        ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                         (7,391,106)         (23,190,611)
Sale of marketable securities                                             26,208,936           16,053,731
Expenditures for property, plant and equipment                              (593,777)          (2,365,189)
Expenditures for patents                                                    (551,158)            (892,887)
Note receivable - officer                                                         --              (10,000)
Repayment of note receivable - officer                                       116,668              116,667
Decrease (increase) in deposits and other                                         --                9,301
                                                                        ------------         ------------

  Net cash provided by (used for) investing activities                    17,789,563          (10,278,988)
                                                                        ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of equity:
  Series 1998/A Preferred Stock                                           25,000,000
  Common Stock - other                                                       674,464              653,183
Cost of raising equity                                                            --           (1,381,634)
Repurchase of Series 1998/A Preferred Stock                              (22,470,347)                  --
Increase in obligations under capital leases                                 311,031              193,524
Repayments of obligations under capital leases                              (170,798)            (150,568)
                                                                        ------------         ------------

  Net cash provided by (used for) financing activities                   (21,655,650)          24,314,505
                                                                        ------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (15,542,742)           2,038,163

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            17,738,044            2,158,909
                                                                        ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  2,195,302         $  4,197,072
                                                                        ============         ============

SUPPLEMENTAL DISCLOSURE OF NON CASH
INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchased under capital lease obligations        $    313,512         $  1,089,164
                                                                        ============         ============

Conversion of Series 1998/A Preferred Stock to Common Stock             $  2,978,000         $    524,365
                                                                        ============         ============


See notes to consolidated financial statements.

CREATIVE BIOMOLECULES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

1. OPINION OF MANAGEMENT - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. These statements are condensed and do not include all disclosures as required by generally accepted accounting principles. In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company's financial position at September 30, 1999 and the results of operations and cash flows for the periods presented. The financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998.

     Interim results are not necessarily indicative of results for a full year and such results are subject to year- end adjustments and independent audit.

2. SALE OF MANUFACTURING OPERATIONS - In November 1998, the Company sold certain of its Osteogenic Protein-l (OP-1) manufacturing rights and facilities to Stryker Corporation ("Stryker"). The transaction is expected to provide the Company with increased royalties on Stryker products, if approved for commercial sale, in lieu of the manufacturing revenue anticipated under the prior agreement.

     As a result of this transaction, the Company recorded a charge of $1,362,249 in the quarter ended December 31, 1998. Approximately $267,000 and $903,000 of accrued costs, principally representing future cash outlays for employee termination costs, remained to be paid at September 30, 1999 and December 31, 1998, respectively.

3. REPURCHASE OF SERIES 1998/A PREFERRED STOCK - On May 7, 1999, the Company repurchased 20,486 shares, which represented all of the outstanding Series 1998/A Preferred Stock following final conversions, for approximately $22,470,000 in cash. As a result of this transaction, the Series 1998/A Preferred Stock has been retired and there will be no subsequent conversions into Common Stock. Additionally, in the quarter ended June 30, 1999, the Company recorded a charge to the Accretion and Repurchase Costs on Series 1998/A Preferred Stock line in the Statement of Operations of approximately $1,867,000, which represented accretion of the Series 1998/A Preferred Stock up to its repurchase amount and accretion of the remaining unamortized issuance costs as of May 7, 1999.

4. STOCK PLANS - In June 1999, the stockholders of the Company voted to amend the Company's 1992 Non-employee Director Non-qualified Stock Option Plan (the "Director Plan") to increase the aggregate number of shares of Common Stock authorized for issuance under the Director Plan by 200,000 from 300,000 to 500,000.

5. NEW ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board (the "FASB") released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") which the Company will be required to adopt effective January 1, 2001. SFAS No. 133 establishes standards for reporting and accounting for derivative instruments, and conforms the requirements for treatment of hedging activities across the different types of exposures hedged. The Company has not yet completed its evaluation of SFAS No. 133 and is, therefore, unable to disclose the impact adoption will have on its consolidated financial position or results of operations.

6. SUBSEQUENT EVENT - On October 19, 1999, the Company announced that it had focused its operational and financial resources on the development of its morphogenic protein-based clinical candidates for the treatment of stroke and renal disease. This resulted in a reduction of the Company's employee headcount from 70 to 43. Approximately $650,000 of costs will be recorded in the fourth quarter of 1999 as a result of this reorganization.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

GENERAL

To date, we have derived most of our revenues from research and development payments and license fees under agreements with collaborative partners. We anticipate that over the next several years we will derive most of our revenues from agreements with collaborative partners, including possible royalty revenues from Stryker. We have never been profitable and expect to incur additional operating losses in the remainder of 1999 and in 2000. Results beyond 2000 will depend largely on the timing and magnitude of royalty payments from Stryker if the OP-1 device, currently manufactured by Stryker, is approved for commercial sale. We may incur continued losses in future years.

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

Under the research portion of our collaboration with Stryker, prior to its restructuring in November 1998, we supplied OP-1 products to Stryker for clinical trials and other uses, provided manufacturing regulatory support and performed research work pursuant to work plans we both established periodically. In November 1998, we sold certain of our OP-1 manufacturing rights and facilities to Stryker. In fiscal 1999, we have focused internal research efforts on developing new tissue regeneration therapies in non-bone applications and do not anticipate significant revenue from Stryker in the remainder of 1999.

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

In October 1999, the Company announced that it had focused its operational and financial resources on the development of its morphogenic protein-based clinical candidates for the treatment of stroke and renal disease. This resulted in a reduction of the Company's employee headcount from 70 to 43. Approximately $650,000 of costs will be recorded in the fourth quarter of 1999 as a result of this reorganization.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998. Our total revenues for the three and nine month periods ended September 30, 1999 were approximately $1,190,000 and $4,023,000, respectively. Our total revenues for the three and nine month periods ended September 30, 1998 were approximately $2,827,000 and $8,526,000, respectively. Research and development contract revenues decreased 63% to approximately $824,000 for the three month period ended September 30, 1999 from approximately $2,197,000 for the three month period ended September 30, 1998 and decreased 66% to approximately $2,406,000 for the nine month period ended September 30, 1999 from approximately $7,001,000 for the nine month period ended September 30, 1998. The decrease in research and development contract revenues from 1998 to 1999 was primarily the result of a decrease in our research and development contract revenues from Stryker. We anticipate that research and development contract revenues in the last quarter in 1999 will be substantially less than the comparable period in 1998 because we are no longer providing research services or supplying OP-1 to Stryker.

Interest revenues decreased 42% to approximately $366,000 for the three month period ended September 30, 1999 from $629,000 for the three month period ended September 30, 1998 because we had lower average balances of cash and marketable securities during the three month period ended September 30, 1999, as compared to the same period in 1998. Interest revenues increased 6% to approximately $1,618,000 for the nine month period ended September 30, 1999 from approximately $1,525,000 for the nine month period ended September 30, 1998 because we had higher average balances of cash and marketable securities during the nine month period ended September 30, 1999 as compared to the same periods of 1998. In May 1998, we sold 25,000 shares of Series 1998/A Preferred Stock. Net proceeds to us, after deducting fees and other expenses of the offering, were approximately $23,618,000. In addition, we received approximately $19,530,000 in the fourth quarter of 1998 from the sale of our OP-1 manufacturing-related assets to Stryker. As discussed further below, in May of 1999 we repurchased all of the outstanding Series 1998/A Preferred Stock for approximately $22,470,000 in cash. We therefore expect interest revenues for the second half of 1999 to be lower than interest revenues from the first half of 1999 and lower than comparable periods in 1998.

Our total costs and expenses decreased 51% to approximately $4,184,000 for the three month period ended September 30, 1999, from approximately $8,503,000 for the three month period ended September 30, 1998 and decreased 50% to approximately $12,655,000 for the nine month period ended September 30, 1999 from approximately $25,229,000 for the nine month period ended September 30, 1998. Research and development expenses decreased 58% to approximately $2,689,000 for the three month period ended September 30, 1999 from approximately $6,354,000 for the three month period ended September 30, 1998 and decreased 58% to approximately $8,031,000 for the nine month period ended September 30, 1999 from approximately $18,935,000 for the nine month period ended September 30, 1998. The decrease in research and development expenses was primarily due to the sale of certain of our OP-1 manufacturing rights and facilities to Stryker in November 1998 and the elimination of manufacturing and facility-related expenses with respect thereto. We had previously reported the costs associated with such production of OP-1 as research and development expenses. We anticipate that research and development expenses in the last quarter of 1999 will be substantially less than in the comparable period of 1998. During 1999, our research and development expenses included research relating to a renal disease therapy as part of the Biogen collaboration and research relating to neurological disease therapies and other indications proprietary to us.

Stryker initiated a modular PMA filing for the bone graft substitute product in 1998. In June 1999, Stryker stated that they had completed submission of the modular PMA to the FDA, and in July 1999 stated that the FDA has accepted the PMA for filing. Stryker has also submitted for European regulatory review the OP-1 bone graft substitute product.

General and administrative expenses decreased 29% to approximately $1,449,000 for the three month period ended September 30, 1999 from approximately $2,048,000 for the three month period ended September 30, 1998 and decreased 25% to approximately $4,509,000 for the nine month period ended September 30, 1999 from approximately $6,035,000 for the nine month period ended September 30, 1998. The decrease was primarily due to a reduction in external legal and other consulting costs and a reduction in personnel-related costs. We anticipate that general and administrative expenses for the last quarter of 1999 will continue at amounts consistent with the nine-month period ended September 30, 1999 but at amounts lower than the comparable period in 1998.

Interest expense decreased 54% to approximately $47,000 for the three month period ended September 30, 1999 from approximately $100,000 for the three month period ended September 30, 1998 and decreased 56% to approximately $115,000 for the nine month period ended September 30, 1999 from approximately $259,000 for the nine month period ended September 30, 1998. The decrease in interest expense was due to a decrease in our obligations under capital leases. As part of the sale to Stryker of certain of our manufacturing-related assets in November 1998, Stryker assumed $710,000 of our obligations under equipment lease agreements and $1,727,000 of our obligations under a facility capital lease.

As a result of the foregoing, we incurred a net loss of $2,995,000 and $8,632,000 for the three month and nine month periods ended September 30, 1999, respectively, compared to a net loss of $5,676,000 and $16,703,000 for the three and nine month periods ended September 30, 1998.

Accretion and Repurchase Costs on Series 1998/A Preferred Stock was $2,396,000 for the nine month period ended September 30, 1999, and included the following:
$385,000 calculated at the rate of 5% per annum of the stated value of the outstanding Series 1998/A Preferred Stock; $144,000 of accretion of issuance costs related to the sale of Series 1998/A Preferred Stock; and as a result of the repurchase of the Series 1998/A Preferred Stock on May 7, 1999 (see discussion in "Liquidity and Capital Resources" below), a one-time charge of approximately $1,867,000 recorded in the second quarter of 1999 which represents accretion of the Series 1998/A Preferred Stock up to its repurchase amount and accretion of all remaining issuance costs. Accretion and Repurchase Costs on Series 1998/A Preferred Stock was $422,000 and $574,000 for the three and nine month periods ended September 30, 1998, respectively, and included the following: $315,000 and $431,000, respectively, calculated at a rate of 5% per annum of the stated value of the outstanding Series 1998/A Preferred Stock and $107,000 and $143,000, respectively, of accretion of issuance costs related to the sale of the Series 1998/A Preferred Stock. As a result of the repurchase of the Series 1998/A Preferred Stock, there will be no further charges relating to the Series 1998/A Preferred Stock.

In computing the net loss applicable to common stockholders for the three and nine month periods ended September 30, 1999 and 1998, accretion and repurchase costs of the Series 1998/A Preferred Stock mentioned above is included.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $23,468,000 and $203,000 remaining on an equipment lease line as discussed below. We have financed our operations primarily through placements of equity securities, revenues received under agreements with collaborative partners, and more recently, manufacturing contracts and the sale of certain of our OP-1 manufacturing rights and facilities to Stryker.

We increased our investment in property, plant and equipment to $8,609,000 at September 30, 1999 from $7,702,000 at December 31, 1998. We currently plan to spend approximately $150,000 during the last quarter of 1999 on leasehold improvements and equipment purchases to upgrade our research and development capabilities. In May of 1999, we extended a master lease agreement, which was originally entered into in October 1997, that provides for the sale and leaseback or lease of up to $750,000 of laboratory and office equipment and expires on December 31, 1999. At September 30, 1999, $203,000 was available under this lease agreement.

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

In November 1998, we sold certain of our OP-1 manufacturing rights and facilities to Stryker for total proceeds of approximately $19,530,000. We expect that under the terms of the sale, we will receive increased royalties on Stryker products, if approved for commercial sale, in lieu of the manufacturing revenues anticipated under the prior agreement. Approximately $267,000 of accrued costs associated with such sale remain to be paid at September 30, 1999. These accruals principally represent future cash outlays for employee termination costs. In prior years, we had received significant revenue from Stryker for research support and the supply of OP-1. As a result of the sale of certain of our OP-1 manufacturing rights and facilities to Stryker, we have received significantly reduced research funding and manufacturing revenue during 1999.

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

We anticipate that our existing capital resources should enable us to maintain our current and planned operations through the end of fiscal year 2000. We expect to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials. Our ability to continue funding planned operations is dependent upon our ability to generate sufficient cash flow from royalties on Stryker products, if approved for commercial sale, from collaborative arrangements and from additional funds through equity or debt financings, or from other sources of financing, as may be required. We are seeking additional collaborative arrangements and also expect to raise funds through one or more financing transactions, if conditions permit. Over the longer term, because of our significant long-term capital requirements, we intend to raise funds when conditions are favorable, even if we do not have an immediate need for additional capital at such time. If Stryker products are not approved for commercial sale and we do not receive royalties from Stryker and/or if substantial additional funding is not available, our business will be materially and adversely affected.

NEW ACCOUNTING STANDARDS

In June 1998, the FASB released SFAS No. 133, which the Company will be required to adopt effective January 1, 2001. SFAS No. 133 establishes standards for reporting and accounting for derivative instruments, and conforms the requirements for treatment of hedging activities across the different types of exposures hedged. The Company has not yet completed its evaluation of SFAS No. 133, and is therefore unable to disclose the impact adoption will have on its consolidated financial position or results of operations.

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

CAUTIONARY FACTORS WITH RESPECT TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements which are based on management's current expectations and which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. We caution investors that there is no guarantee that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to the following:

- Our reliance on current and prospective collaborative partners to supply funds for research and development and to commercialize our products;
-    Uncertainty as to timing of and our ability to commercialize our products;
-    Our reliance on our lead product candidate;
- Our lack of control over the clinical or regulatory progress of several applications for our products, which are controlled by our collaborative partners;
- Our reliance on programs in various stages of preclinical development and early stage research;
-    Our reliance on key management personnel;
- Intense competition related to the research and development of morphogenic and other proteins for various applications and therapies and the possibility that others may discover or develop, and we may not be able to gain rights with respect to, the technology necessary to commercialize our products;
- Our lack of development, commercial manufacturing, marketing and sales experience and the risk that any products that we develop may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that we expect to target;
-    Uncertainty regarding the effect on our operations of the Year 2000 issue;
- Uncertainty related to market conditions affecting the biotechnology industry;
- Uncertainty as to the extent of future government regulation of our business;
-    Our lack of control over governmental approvals on our lead product;
- Uncertainty as to whether there will exist adequate reimbursement for our products from governments, private health insurers and other organizations.

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

          (c)  Not Applicable.

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

ITEM 5.   OTHER INFORMATION.

          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.

               Exhibit
               Number     Description
               -------    -----------

                 27       Financial Data Schedule.

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the three month period ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hopkinton, Massachusetts, on November 10, 1999.

                                            CREATIVE BIOMOLECULES, INC.


                                            By: /s/ STEVEN L. BASTA
                                                --------------------------------
                                                Steven L. Basta
                                                Vice President
                                                Finance and Business Development

                                  EXHIBIT INDEX

      Exhibit
      Number        Description
      -------       -----------

        27          Financial Data Schedule