Form 10-K
period 1999-12-31
CREATIVE BIOMOLECULES INC
filed 2000-03-13
CIK 857121

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -----------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

                        Commission file number: 0-19910

                         -----------------------------


                           CREATIVE BIOMOLECULES, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                     94-2786743
 (State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                     Identification No.)

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

                         -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on March 10, 2000, was approximately $621 million, based on the last sale price as reported on The Nasdaq Stock Market.

As of March 10, 2000, the registrant had 38,231,502 shares of Common Stock outstanding.

Documents incorporated by reference:  None

PART I

Item 1. BUSINESS

SUMMARY

We are a biopharmaceutical company focused on the development of products for human tissue regeneration and repair. Our core technologies are based on understanding the role that morphogenic proteins play in human biology. These proteins are involved in the initiation and regulation of the cellular events responsible for the formation of human tissues and organs.

Our goal is to apply certain aspects of genetic engineering and our understanding of cellular biology to the development and commercialization of morphogenic proteins and related compounds to treat a wide array of medical conditions. We have product candidates in development for several applications including orthopaedic and dental reconstruction, treatment of kidney disease, and treatment of stroke and other neurological disorders. Through our efforts to patent and license our technology, we have a strong intellectual property position covering morphogenic proteins as therapies. Our lead product candidate, the OP-1 bone graft device, is in the final stages of development and commercialization by Stryker Corporation.

On February 15, 2000, we announced that we will merge with Ontogeny, Inc., and Reprogenesis, Inc., to form a public company named Curis, Inc. Under the terms of the merger, which is subject to stockholder approval, our stockholders will receive three Curis shares for every ten shares of our Common Stock. Following completion of the transaction, our stockholders will hold approximately 43%, Ontogeny's stockholders will hold approximately 38% and Reprogenesis' stockholders will hold approximately 19% of Curis. For accounting purposes, Curis, our successor, will record the merger as a purchase of Reprogenesis and Ontogeny. The merger is expected to close in June 2000.

Orthopaedic Reconstruction and Dental Therapeutics. We have had a long-term collaboration with Stryker Corporation, a leading surgical and medical products company, to develop Osteogenic Protein-1, or OP-1, for use in the repair or replacement of bone and joint tissue, orthopaedic reconstruction, and dental therapeutics. Prior to November 1998, we were responsible for manufacturing OP-1 products for Stryker and conducting research for Stryker in the orthopaedic reconstruction and dental fields. Stryker was responsible for clinical and regulatory development and sales and marketing of OP-1 products in these fields. We restructured our agreement with Stryker in November 1998 to provide Stryker with the exclusive rights to manufacture OP-1 products in these fields. At that time Stryker acquired our commercial manufacturing operations. As a result, Stryker has the exclusive right to develop, market, manufacture, and sell products based on OP-1 proteins for use in orthopaedic reconstruction and dental therapeutics. In return, we agreed with Stryker to increase the royalty rate under our agreement.

Stryker has completed a pivotal study of an OP-1 bone graft device designed to induce new bone formation. This trial was conducted in 122 patients with non-union fractures of the tibia, the major bone of the lower leg. The objective of this trial was to demonstrate that treatment with the OP-1 device could repair non-union fractures of the tibia as well as treatment with the currently most widely used treatment, autograft. Autograft is a procedure which involves removal of bone from the hip and implanting that bone at the fracture site to induce healing. The results of the trial, as presented in March 1998, demonstrated that the group of patents treated with the OP-1 bone graft device had comparable clinical success to the autograft group without the need for a second invasive procedure to harvest autograft bone. In June 1999, Stryker announced that it had submitted a Pre-Market Approval application to the U.S. Food and Drug Administration and a Marketing Authorization Application in Europe to the European Medicines Evaluation Agency. The FDA accepted Stryker's application for filing in July 1999. In December 1999, Stryker also filed for regulatory approval in Australia. The applications are Stryker's formal requests to the various regulatory authorities for approval to market the OP-1 device.

In addition to the pivotal trial in non-union fractures, Stryker has reported initiating clinical studies in other bone graft indications. These studies include a 200 patient clinical trial in Canada to evaluate use of the OP-1 device to treat fresh fractures, a U.S. clinical trial to evaluate the use of the OP-1 device in spinal fusion, a study in Australia to treat patients with difficult to heal orthopaedic indications, and several pilot studies in Europe.

Stryker is also developing an OP-1 device for the treatment of periodontal disease. Completed preclinical studies indicate that an OP-1 device may restore the periodontal tissues necessary to maintain tooth attachment when used in conjunction with standard surgical treatments of periodontal disease. Stryker is conducting a clinical trial in the United States to test an OP-1 device in the treatment of periodontal disease.

Neurological Disorders. We are developing morphogenic protein therapies for neurological disorders, including stroke and Parkinson's disease. In-vitro studies have shown that OP-1 enhances the survival of neurons and may promote the establishment of new neuronal connections. In several preclinical studies, OP-1 improved the rate and extent of motor function recovery in animal models of stroke. Such positive results in preclinical studies of stroke have been observed even if treatment with OP-1 is initiated up to three days after the stroke. Additional preclinical studies are currently underway in preparation of a stroke therapy IND and to evaluate the effectiveness of our proprietary proteins in treating other neurological disorders, including traumatic brain injury, spinal cord injury and Parkinson's disease.

Kidney Disorders. We are developing an OP-1 based therapy for chronic renal failure, a condition characterized by the slow progressive loss of kidney function ultimately resulting in the need for kidney transplantation or dialysis. Chronic renal failure represents a substantial unmet medical need. Preclinical studies indicate that OP-1 administration improves kidney function in animal models of both acute and chronic renal failure. Through December 1999, we had a development agreement with Biogen under which Biogen provided funding for and retained an option to OP-1 based therapies for chronic renal failure. As of December 31, 1999, Biogen did not exercise its option, and we have assumed all rights to OP-1 renal therapies.

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

RISK FACTORS

Reliance on the closing of the announced merger between Creative BioMolecules, Inc., Ontogeny, Inc. and Reprogenesis, Inc. to form Curis, Inc. Our merger with Ontogeny and Reprogenesis to form Curis is subject to approval by our stockholders. If the merger is not completed as a result of the failure of our stockholders to approve the merger, we may be required to pay a termination fee of $1,500,000 to Reprogenesis. The market price of our common stock reflects a market assumption that the merger will be completed. If the merger is terminated and we seek another merger or business combination, we may not be able to find a partner willing to pay an equivalent or more attractive price than the price to be received by the stockholders in this merger. The number of shares of our common stock to be exchanged for the shares of common stock of Curis was determined by negotiations among us, Ontogeny and Reprogenesis may not be indicative of prices that will prevail in the trading market. We will face challenges in integrating with Ontogeny and Reprogenesis and, as a result, may not realize the expected benefits of the anticipated merger. Integrating the operations and personnel of all three companies will be a complex process, and we are uncertain that the integration will be completed rapidly or will achieve the anticipated benefits of the merger. The diversion of the attention of our management and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in, the activities of our business. Further, the process of combining the three companies could negatively affect employee morale and our ability to retain some of our key employees after the merger. If we do not successfully integrate with Ontogeny and Reprogenesis, or the merger's benefits do not meet the expectations of financial or industry analysts, the market price of our common stock may decline.

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

We expect to pursue discussions with other potential collaborative partners for our other major programs, including neurological disorders, chronic kidney failure, and other applications of morphogenic and other proteins. If executed, we expect that these collaborations will also impose obligations on the collaborative partner to provide research and development funding, pursue clinical development and manufacturing, seek regulatory approval and pursue marketing and sales. Although we will seek to include legally enforceable diligence obligations and penalties in all collaborative agreements, we cannot assure you that we will be able to establish any collaborations or that any collaborations will be on terms acceptable to us. If our collaborators fail to meet their obligations under our agreements with them, our research programs could be delayed and our business would be adversely affected.

We have not successfully commercialized any products to date, and if we do not successfully commercialize any products we will not be profitable. We have not yet successfully developed or received regulatory approval to market any products. The products that we are developing will require additional research and development, clinical trials and regulatory approval prior to any commercial sale. These products may not be effective in treating any of our targeted disorders or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may prevent or limit their commercial use. Moreover, there can be no assurance that government health administration authorities, private health care providers or other third party payors will accept our products, even if our products prove to be safe and effective and are approved for marketing by the FDA and other regulatory authorities. We currently have no products for sale by us or our collaborative partners and do not expect to have any products available for sale for at least one year. If we or our collaborative partners are not successful in developing and commercializing any products, we will never become profitable.

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

Reliance on preclinical programs. Our chronic renal failure program and neurological program are in various stages of preclinical development. We are conducting research, both independently and through our collaborators, focusing on the use of morphogenic proteins in other therapeutic applications as well as orally-active compounds that mimic or regulate morphogenic protein activity. Such research, however, is at an early stage. We believe that the scientific data in all of these programs are promising and warrants our continued investment and development. Other than the use of the OP-1 protein for orthopaedic reconstruction and dental therapeutics, we do not currently have any products that are or have been clinically tested in humans. It is possible that the preclinical efficacy demonstrated in the laboratory for these other applications will not be repeated in humans. It is also possible that there may be a significant period of time during which we do not have a product in clinical stage development. If we fail to have our products progress to the clinical stage of development, our revenues and results of operations could be adversely affected.

We have no sales and marketing experience or infrastructure. We have no sales, marketing and distribution experience or infrastructure. We plan to rely significantly on sales, marketing and distribution arrangements with third parties for the products that we are developing until we are able to develop internal sales, marketing and distribution capability. We may have limited or no control over the sales, marketing and distribution activities of our present or any future collaborative partners. Our future revenues will be materially dependent upon the success of the efforts of these third parties. If in the future we determine to perform sales, marketing and distribution functions ourselves, we would face a number of additional risks, including:

 .    we may not be able to attract and build a significant marketing staff or sales force;

 .    the cost of establishing a marketing staff or sales force may not be justifiable in light of any product revenues; and

 .    our direct sales and marketing efforts may not be successful.

Reliance on key management personnel. Our current senior management team is comprised of five officers, including Michael Tarnow, President and CEO, Charles Cohen, PhD, Chief Scientific Officer, Carl M. Cohen, PhD, Vice President, Research and Development, Cheryl Lawton, General Counsel and Vice President, Administration, and Steven Basta, Vice President, Finance and Business Development. All of these officers have employment contracts which renew annually unless notice is given to the contrary. The departure of one or more of these individuals may have a material adverse effect on our management and strategic direction.

Competition relating to the research and development of morphogenic proteins and other therapies. There is intense competition among companies, individuals and academic and research institutions who are actively pursuing research in and the development of morphogenic proteins and other therapies currently under development by us. For example, we are aware that Genetics Institute, or GI, which was acquired by American Home Products Corporation in 1996, and GI's collaborative partners are pursuing the development of bone morphogenetic proteins and have initiated human clinical trials using a product similar to the OP-1 bone graft device being commercialized by Stryker. In addition, bone regeneration products based on non-protein technologies, such as autograft, allograft and electrical stimulation devices, could compete effectively with the OP-1 product. There are a number of biotechnology and pharmaceutical companies pursuing the development of recombinant protein based products, as well as traditional drug therapies for the treatment of renal and neurological disorders. Although we have broad patent protection and significant expertise and technical know-how in the field of morphogenic proteins, other entities and competitive products may materially affect the revenue we derive from the sale of our products as well as our fiscal condition.

Year 2000: Information technology use. We did not experience any difficulties related to the Year 2000 problem on December 31, 1999 and we are not aware of any such difficulties since that date. Our operations have not, to date, been adversely affected by any difficulties experienced by any of our suppliers or customers in connection with the Year 2000 problem. Our Year 2000 Compliance Plan also addressed issues related to the date February 29, 2000 and management will continue to monitor our systems for potential difficulties through that date and the remainder of calendar year 2000.

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

Uncertainty as to whether we will be reimbursed for our products from government, private health insurers and other organizations. The availability of reimbursement by governmental and other third party payors affects the market for our pharmaceutical products. These third party payors continually attempt to contain or reduce the costs of healthcare. In the United States and in certain foreign jurisdictions there have been a number of legislative and regulatory proposals to change the healthcare system, and further proposals are likely. We could experience pricing pressure on our current and future products due to the trend toward managed health care, the increasing influence of health maintenance organizations, and additional legislative proposals. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope. In addition, we may not be able to market any products that we develop ourselves or in conjunction with a partner at acceptable prices or receive commercial acceptance in the markets that we expect to target.

OUR TECHNOLOGY

We have played a significant role in advancing the scientific understanding of the process of tissue repair and regeneration. We have established a technology platform based on the molecular and cellular events responsible for tissue and organ development. We were the first to identify and characterize certain morphogenic proteins that are key regulators of tissue and organ formation in humans. These morphogenic proteins, and our understanding of the biology related to the activity of these proteins, provide the basis for the development of our proprietary therapeutic products.

The role of morphogenic proteins in the formation, maintenance and repair of many tissues has led us to believe that morphogenic proteins may provide therapies to treat several types of acute injury or chronic disease. Our research and that of our collaborators has indicated that morphogenic proteins are significant in the formation of many tissues including bone, cartilage, kidney, dental and brain tissues. OP-1, a morphogenic protein, has been developed in a formulation with a collagen matrix to induce bone formation. In human trials, this OP-1 and collagen device has demonstrated the ability to repair bone defects in several hard-to-heal orthopaedic indications. Additional clinical trials are currently underway to evaluate this device in other indications, including the treatment of periodontal disease, fresh fractures and spinal fusion. Together with our collaborators, we are exploring the role of several other morphogenic proteins in the development of tissues throughout the body. We have determined that several of these proteins are important in neurological development and appear to interact with neurons to promote certain biological functions of these neurons. These findings form the basis of the therapies we are developing for stroke and other neurological diseases. We have also determined that OP-1 is critical to the normal development of the kidney and plays an important role in kidney function. This knowledge may assist us in developing a chronic renal failure therapy based on OP-1. We are similarly exploring the role of several of the morphogenic proteins in tissues throughout the body to identify new product opportunities for therapies based on these proteins.

In addition to identifying and characterizing several morphogenic proteins, including OP-1, we have identified with our collaborators the DNA sequences which regulate the expression of OP-1. We have also discovered the cellular receptors to which OP-1 and other morphogenic proteins bind and through which they act as well as the three-dimensional structure of OP-1. These discoveries have enabled us to initiate a small molecule program, the goal of which is to identify second generation, orally-active drug compounds that either promote morphogenic protein expression or mimic the biological activities of morphogenic proteins.

BUSINESS STRATEGY

Our objective is to be the leader in the discovery and development of therapeutics for tissue repair and regeneration based on the biology of morphogenic proteins. Key elements of our continuing business strategy include:

Receiving Royalties from the Sale of OP-1 Orthopaedic and Dental Products by Stryker. We have had a long-term research and development agreement with Stryker that we restructured in November 1998. Under our agreement with Stryker, we receive royalties on sales of Stryker's OP-1 products. Stryker is seeking approval from regulatory authorities to market and sell the OP-1 bone graft device in the United States and foreign markets. If approved, Stryker will be responsible for worldwide commercialization of the OP-1 bone graft device and we will receive royalties on such sales. We cannot assure you that Stryker can obtain such regulatory approvals or successfully commercialize its OP-1 products. If Stryker does not commercialize its OP-1 products, we may never receive significant royalties on its OP-1 products.

Developing Morphogenic Protein Therapies for Stroke and Other Neurological Disorders. Preclinical studies have demonstrated that the administration of OP-1 following stroke can improve the rate and extent of motor skills recovery. We are currently conducting additional preclinical studies which are intended to support the filing of an Investigational New Drug, or IND, application with the FDA in order to enable us to initiate clinical trials for a new stroke therapy. We are also evaluating morphogenic protein therapies designed to treat other neurological disorders.

Developing OP-1 as a Therapy for Renal Disease. Preclinical results have demonstrated that OP-1 may be beneficial in protecting against kidney damage in acute conditions and in slowing kidney function decline in chronic disease. We are currently conducting additional preclinical studies which are intended to support the filing of an IND application with the FDA in order to enable us to initiate clinical trials for a therapy to treat chronic renal failure.

Creating New Morphogenic Protein Therapies. We have proprietary rights covering several morphogenic proteins that may be involved in the formation and repair of several tissues and organs. We are investigating the role of these proteins in several new therapeutic indications.

Developing Molecular Therapeutics Based on Morphogen Biology. We believe that certain small compounds may be able to stimulate important biological responses involved in the activity of morphogenic proteins. We further believe that since such small compounds are more likely to lead to orally available therapies, they could be attractive candidates for commercial development. We are developing biochemical and cell-based screens based on the biology of morphogenic proteins and have a collaboration with Neogenesis, Inc. to screen chemistry libraries and identify small molecule therapeutic candidates.

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

PRODUCT DEVELOPMENT AND RESEARCH PROGRAMS

We or our collaborators are developing several therapeutic products. The following table sets forth our product development programs:



Potential Application                      Commercial Rights         Development Status(1)
---------------------                      -----------------         ---------------------
Orthopaedic Reconstruction and
Dental Applications
 Non-Union Fractures, Tibia                 Stryker                  U.S. Pivotal Trial Completed
                                                                     Regulatory review underway in
                                                                     the United States, Europe and
                                                                     Australia
 Non-Union Fractures, All Long Bones        Stryker                  U.S. Treatment Study
 Fresh Fractures                            Stryker                  Canadian Clinical Study
 Spinal Fusion                              Stryker                  U.S. Clinical Study
 Other Bone Graft Indications(2)            Stryker                  International Clinical Studies
 Periodontal Disease                        Stryker                  U.S. Clinical Study
 Cartilage Regeneration                     Stryker                  Preclinical

Kidney Disorders
 Acute Renal Failure                        Creative BioMolecules    Preclinical
 Chronic Renal Failure                      Creative BioMolecules    Preclinical

Neurological Disorders
 Stroke                                     Creative BioMolecules    Preclinical
 Other Neurological Disorders               Creative BioMolecules    Preclinical

__________

(1) "Pivotal Clinical Trials" are investigations conducted under an Investigational Device Exemption, IDE, intended to be used as the primary supporting documentation for regulatory approval of a new medical device. "Treatment Study" denotes an open label study pursuant to a supplement to an IDE. "Clinical Studies" vary in scope from a Canadian Clinical Trial in 200 patients with fresh fractures to several physician sponsored feasibility investigations conducted among a small number of patients. "Preclinical" denotes the collection and analysis of data from multiple studies in animals relating to toxicity and/or efficacy in preparation for an Investigational New Drug, IND, or IDE application filing. See "-Regulatory Issues." In any case where more than one product formulation or composition may be developed, the status stated relates to the most advanced product in that field.

(2) Stryker has announced that it has initiated clinical studies for several orthopaedic reconstruction applications of OP-1. Preliminary data has been reported from some of the ongoing studies.



Orthopaedic Reconstruction and Dental Applications - Stryker Products in Development

We have collaborated with Stryker, a leading specialty surgical and medical products company, to develop and commercialize orthopaedic reconstruction and dental therapy products. Under our collaboration agreement with Stryker, we granted Stryker exclusive rights to develop, manufacture and commercialize OP-1 products in orthopaedic reconstruction and dental applications, for which we will receive royalties on commercial sales of OP-1 products in this field. See "- Collaborative and Licensing Agreements - Stryker Corporation."

Orthopaedic Reconstruction. We believe there is a significant commercial opportunity for the use of OP-1 products to regenerate bone and cartilage tissue in orthopaedic reconstruction. We believe that in 1995 there were more than 1.6 million procedures in the United States that may have benefited from an OP-1 bone graft device, if it were available. These procedures included repair of non-healing fractures (170,000), open fracture reductions (440,000), spinal fusions (200,000), maxillofacial reconstructions (220,000), prosthetic fixations (540,000), and gap fillings (30,000). In addition, in 1995 there were 570,000 cartilage-related injuries in the United States.

Through our collaboration with Stryker, we have generated substantial evidence that OP-1 is a potent stimulator of bone and cartilage formation. Numerous studies in six different animal species have demonstrated that OP-1 is capable of inducing bone regeneration at a wide array of sites within the body in which bone is normally present. Bone formed in response to OP-1 has been shown to be biochemically and biomechanically identical to normal bone.

The most widely employed reconstruction procedure for the replacement of lost or damaged bone is bone grafting. Grafting involves surgical transplantation of bone or bone chips to the site of the defect to facilitate new bone formation. Autograft, the currently preferred grafting approach, involves two surgical steps: a first step to harvest the graft, and a second step to implant the graft at the site of the defect or injury. In addition to the pain and cost associated with this two-step procedure, many patients experience complications resulting from the graft harvesting step. A second approach involving allograft procedures utilizes bone grafts or demineralized bone taken from cadavers. We believe that the OP-1 bone graft device applied locally to the site of the defect could be used as an alternative to many bone graft procedures, and may provide reliable healing without the need for graft harvesting with its associated complications.

Stryker has reported completing a pivotal clinical trial under an IDE to evaluate the use of an OP-1 bone graft device as a bone graft substitute. The randomized prospective study included 122 patients at 18 different centers throughout the United States. Patients included in the study had tibial non-union fractures for at least nine months following initial injury without demonstrating progress toward union for the previous three months. Such non-union fractures are often caused by high-energy trauma, do not usually heal well, and generally require repeated surgical interventions. The study was designed to evaluate whether treatment with the OP-1 bone graft device is equivalent to autograft, the current standard of treatment. The OP-1 bone graft device used in this study consisted of a paste-like formulation that was applied locally at the fracture site.

The results of the trial, presented in March 1998 at the American Academy of Orthopaedic Surgeons, demonstrated that the OP-1 bone graft device had comparable clinical success to autograft without the need for a second invasive procedure to harvest autograft bone from the hip. The analysis of the data in this trial showed statistical equivalence between OP-1 and autograft with respect to the clinically important areas of weight-bearing and pain. In addition, the data confirmed that there were comparable rates of re-operation for the two groups of patients. Specifically, eleven of the 61 autograft patients and ten of the 61 OP-1 patients have required re-operation to date. Finally, the data showed a significant reduction in blood loss for the OP-1 patients as compared to the autograft patients and the elimination of certain other complications associated with the harvest of autograft. Radiographic evidence of healing did not meet the predicted target for either group and was approximately 10% higher for the autograft group during the long-term follow-up period.

In October 1995, the FDA approved a supplemental treatment arm, or an Open-Label Trial, of the pivotal trial, allowing Stryker to expand the study to test the OP-1 bone graft device for the treatment of all long bone non-union fractures. Stryker has completed the selection of patients in this Open-Label Trial.

Data presented at a scientific conference in November 1998 from an Australian clinical experience involving 80 patients indicated good clinical and radiological success with use of an OP-1 device to treat patients with hard-to-heal orthopaedic indications. The presenting clinician reported that, 41 (93%) of the 44 patients who had completed five months of follow-up showed clinical or radiological improvement following OP-1 device treatment. Patients enrolled in this study had a variety of orthopaedic indications including non-union fractures, spinal fusions, revision arthroplasty, peri-prosthetic fractures, bone defects, and arthrodeses. Since the data were presented, Stryker has continued enrollment of additional patients in this study.

Stryker has initiated a 200 patient clinical study in Canada to evaluate the use of the OP-1 bone graft device for the treatment of fresh fractures and a U.S. clinical study to evaluate the OP-1 device in spinal fusion. Stryker has also initiated clinical studies in several European countries. Stryker may initiate additional clinical trials to demonstrate the utility of OP-1 based products in additional orthopaedic indications. We and Stryker have also conducted preclinical studies indicating the potential utility of OP-1 in the treatment of cartilage defects. We believe that Stryker's goal is to market OP-1 products for a number of orthopaedic reconstruction indications in major markets around the world.

Based on the results of the U.S. pivotal trial, other clinical and preclinical data, and our development of a commercial scale manufacturing process and facility, Stryker submitted a Pre-Market Approval application to the U.S. Food and Drug Administration and a Marketing Authorization Application in Europe to the European Medicines Evaluation Agency in June 1999. In December 1999, Stryker also filed for regulatory approval in Australia. The applications are pending.

Periodontal Tissue Repair.   Periodontal disease is a bacterially induced
inflammatory disorder that results in the progressive destruction of the periodontal tissues that hold teeth in place. Reliable and effective restoration of periodontal tissue damaged or lost as a result of periodontal disease is not possible with current therapies. Based on data from the most recent American Dental Association Survey of Services Rendered, or ADA Survey, in 1995 approximately four million patients underwent periodontal surgery in the United States for severe periodontal disease. We believe that many of these procedures would have been candidates for treatment with an OP-1 periodontal product.

Stryker is conducting a clinical trial in the United States to test an OP-1 device in the treatment of periodontal disease. This trial follows preclinical studies which demonstrated that an OP-1 device was capable of regenerating the normal tissue structures surrounding the tooth root.

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

Chronic Renal Failure. Chronic renal failure is characterized by a gradual and progressive loss of kidney function. The most common conditions associated with onset of chronic renal failure are diabetes and high blood pressure. Chronic renal failure eventually results in end stage renal disease, a condition that requires dialysis or kidney transplantation. Aside from the substantial economic costs associated with dialysis, quality of life is significantly impacted, and the average life expectancy of patients on dialysis is substantially diminished. Based on reports from the United States Renal Data System and epidemiology studies, there were more than 360,000 patients suffered from end-stage renal disease in 1997. Seventy-nine thousand new patients with chronic renal failure begin dialysis therapy in the United States every year.
We believe that there is a significant commercial opportunity for a therapy that could reduce, delay or prevent the need for dialysis or that could halt the progression of chronic renal failure.

Under the terms of our partnership in renal therapy with Biogen, Inc., or Biogen, a leading protein therapeutics company, we received financial support from Biogen through 1999 to develop an OP-1-based therapy to moderate or halt the progression of chronic renal failure. As of January 1, 2000, we have reacquired all rights to the renal therapy program. See "- Collaborative and Licensing Agreements - Biogen, Inc." We have initiated a series of studies to investigate the potential of OP-1 to moderate the progression of chronic renal failure. Results indicate that systemic administration of OP-1 can retard the progressive loss of kidney function in an animal model of chronic renal failure. Additional preclinical studies are currently underway. We hope to initiate human clinical investigation of an OP-1 product for the treatment of chronic renal failure once preclinical studies are completed.

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

Neurological Disorders

A number of neurological disorders, including stroke, Parkinson's disease, brain trauma, Alzheimer's Disease, and Amyotrophic Lateral Sclerosis (Lou Gehrig's Disease), are characterized by the acute or progressive death of neurons or the loss of neuronal function. We have completed a number of cell-based studies which indicate that OP-1 can promote neuron survival and can induce the formation or development of dendrites, the structures on neurons which pick up signals from other neurons. This dendrite formation effect of OP-1 may be an important factor in maintaining or recovering function following neurological injury or disease. Based on these findings, we have initiated a preclinical investigation to study the use of OP-1 as a treatment for certain neurological disorders. In addition to our research activities with OP-1, we are investigating the effect of other proprietary proteins in the treatment of disease and injury affecting the central nervous system. To complement our in-house proteins, we have licensed exclusive rights to GDF-1, a growth factor with potential in the treatment of a number of nervous system disorders.

Stroke. Strokes occur when blood flow to the brain is interrupted by a clogged or burst artery. The interruption deprives the brain of oxygen and nutrients, and causes neurons to die. Stroke is the third leading cause of death in the United States and the number one cause of adult disability. The National Stroke Association has estimated that approximately 730,000 Americans suffer strokes every year and that four million Americans are permanently disabled because of stroke. Therapeutics currently available to aid the recovery from stroke are limited. We believe that there is a substantial commercial opportunity for a protein-based therapy that could promote enhanced recovery from stroke.

Research by our academic collaborators has indicated that OP-1 can promote the development of dendrites on neurons and thereby enhance the ability of neurons to establish connections with adjacent neurons. This activity may enable the brain to form new neuronal connections and may aid recovery following stroke. In preclinical studies conducted by our collaborators at Massachusetts General Hospital, the OP-1 group showed a statistically significant improvement in the rate and extent of motor skills recovery compared to the control group with administration a full three days following the stroke. We are continuing these studies with the goal of initiating human clinical investigation of OP-1 as a treatment to enhance recovery from stroke.

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

Research Programs

New Applications of Morphogenic Proteins. The morphogenic proteins to which we have proprietary rights are involved in the development of several tissues and mediate the activity of many cell types. We are exploring the biology and activity of these proteins to identify new therapeutic applications of our proteins. Among these potential applications in early research are the treatment of inflammatory bowel disease, treatment of certain vision impairments and other new product opportunities. These programs are in an early stage of research and require significant development work to determine the therapeutic potential of such possible future products.

Molecular Therapeutics. In addition to identifying and characterizing OP-1 and other morphogenic proteins, we have identified the DNA sequences which regulate the expression of OP-1, identified the cellular receptors to which morphogenic proteins bind and through which they act, and determined the three-dimensional structure of OP-1. We are currently seeking to use this knowledge to format assays for screening to identify orally-active drug compounds that either promote endogenous morphogenic protein expression or mimic morphogenic protein biological activities. In addition, the information that relates to the three-dimensional structure of OP-1 can be used to aid the rational design or modification of small molecule drug candidates. These assays and information have enabled us to develop a molecular therapeutics program that seeks to identify the next generation of drug development candidates based on morphogenic protein biology.

COLLABORATIVE AND LICENSING AGREEMENTS

Stryker Corporation. We have had a collaboration agreement with Stryker to identify and develop bone-inducing proteins and to develop dental therapeutics. OP-1 was first isolated and characterized by our scientists under this collaboration. Under such agreement, in exchange for research funding, future royalties and revenue from commercial manufacturing, we developed OP-1 as a therapy for orthopaedic reconstruction and cartilage regeneration, and supplied Stryker material for use in clinical trials. We devoted significant time and resources to developing and implementing the commercial scale process for manufacturing the OP-1 bone graft device. We restructured our agreement with Stryker in November 1998 to provide Stryker with the exclusive rights to manufacture OP-1 products in these fields. At that time Stryker acquired our commercial manufacturing operations. As a result, Stryker has the exclusive right to develop, market, manufacture, and sell products based on OP-1 proteins for use in orthopaedic reconstruction and dental therapies. In June 1999, Stryker announced that they had submitted a Pre-Market Approval application to the U.S. Food and Drug Administration and a Marketing Authorization Application in Europe to the European Medicines Evaluation Agency. The FDA accepted Stryker's application for filing in July 1999. In December 1999, Stryker also filed for regulatory approval in Australia. The applications are Stryker's formal requests to the various regulatory authorities for approval to market the product.

Under our agreement with Stryker, as amended, Stryker has exclusive rights to develop, market and sell products incorporating bone and cartilage-inducing proteins developed under the research program, including OP-1, for use in the field of orthopaedic reconstruction and dental therapeutics. Subject to certain exceptions in connection with the acquisition or merger of our company, we have also agreed not to undertake any research, development or commercialization of any products in the fields of orthopaedic reconstruction and dental therapeutics, on our own behalf or for third parties, for the term of certain patents. We have the exclusive and irrevocable right to develop, market and sell products incorporating morphogenic proteins developed under the research program, including OP-1, for all uses and applications other than orthopaedic and dental reconstruction such as renal failure, neurological diseases, osteoporosis, and others. Subject to certain exceptions in connection with the acquisition or merger of Stryker, Stryker has agreed not to undertake any research, development or commercialization of any products in our field, on their own behalf or for third parties, for the term of those patents. Each of our companies has the right to grant licenses to third parties in its respective field, and each is obligated to pay royalties to the other on its sales of such products and to share royalties received from licensees.

We maintain an exclusive license in our field (applications other than orthopaedic reconstruction and dental therapies) under certain patents and claims that we assigned to Stryker in November 1998, as part of the sale of certain manufacturing rights and assets to Stryker. In addition, we granted Stryker an exclusive license under patents in our morphogen portfolio for use in the fields of orthopaedic reconstruction and dental therapeutics.

Biogen, Inc. We are developing an OP-1 based therapy for chronic renal failure, a condition characterized by the slow progressive loss of kidney function ultimately resulting in the need for kidney transplantation or dialysis. Chronic renal failure represents a substantial unmet medical need. Preclinical studies indicate that OP-1 administration improves kidney function in animal models of both acute and chronic renal failure. Through December 1999, we had a development agreement with Biogen under which Biogen provided funding for and retained an option to OP-1 based therapies for chronic renal failure. Biogen did not exercise its option, and we have assumed all rights to OP-1 renal therapies.

Genetics Institute. We have a cross-license agreement with Stryker and Genetics Institute, Inc., a wholly-owned subsidiary of American Home Products Corporation. Each party to the agreement has cross-licensed its worldwide patent rights to each of the other parties, royalty-free, in the bone morphogenetic/ osteogenic protein family. The agreement allows the companies to commercialize their respective lead compounds, which are now in clinical trials for bone repair and regeneration, free of the risk of patent litigation among the parties. Under the agreement, which covers both then issued patents and pending patent applications, we and Stryker have exclusive rights to OP-1, under both our own and Genetics Institute's patents. Genetics Institute and Yamanouchi Pharmaceutical Company, Ltd., its collaborative partner in the worldwide development of certain bone growth factors, have exclusive rights to BMP-2, their lead compound, under both their own and each of Creative BioMolecules' and Stryker's patents. In addition, the companies have granted each other royalty-free, non-exclusive cross-licenses to patents and patent applications covering certain other related morphogenic proteins.

Academic Collaborations. We have relationships with a number of academic investigators who are focused on testing morphogenic proteins in tissue regeneration and restoration applications. In our collaborations, we seek to expand the scientific knowledge concerning tissue formation as well as the activities and characteristics of various proteins under development by our scientists. The academic collaborators are not our employees. Hence, we have limited control over their activities and limited amounts of their time are dedicated to our projects. From time to time, we have relationships with other commercial entities, some of which may be our competitors. Although the precise nature of each relationship varies, the collaborators and their primary affiliated institutions generally sign agreements that provide for confidentiality of our proprietary technology and results of studies. We seek to obtain exclusive rights to license developments that may result from these studies; however, we cannot assure you that we will obtain them.

Enzon Cross-Licensing Agreement. We own a number of issued U.S. and foreign patents with broad claims on the composition of BABS(TM) (Biosynthetic Antibody Binding Sites) proteins and their interdomain linkers. BABS(TM) is a separate technology developed by us, and to which we have retained rights, but which is not currently being utilized in our morphogen development programs. Some of our BABS(TM) technology is also covered by patents held by Enzon Corporation, or Enzon. In December 1993, we signed cross-licensing and collaboration agreements with Enzon which consolidate the two companies' intellectual property rights and know-how covering BABS(TM) proteins. The parties have agreed to outlicense the combined technology to third parties on a non-exclusive basis in exchange for license, milestone and royalty payments. We believe that consolidation of the companies' respective positions relating to BABS(TM) proteins has created a strong proprietary position in the use and manufacture of these novel proteins.


MANUFACTURING

We developed significant manufacturing experience in the scale-up and production of recombinant proteins, including OP-1. This manufacturing experience prepares us to move forward with our morphogenic proteins programs. We have produced a number of protein candidates by bacterial fermentation as well as by mammalian cell culture techniques in the laboratory, scaled-up both of these production processes, and produced clinical grade recombinant proteins. Our protein formulation and analytical science capabilities support the development and preparation of clinical grade-materials incorporating BMPs. In addition, we currently maintain inventories of GMP-grade OP-1 suitable for clinical evaluation and research-grade material of other BMPs for research and preclinical evaluation. In November 1998, as part of our agreement with Stryker, we sold our commercial manufacturing operations to Stryker.


COMPETITION

The therapeutic products that we are developing will compete with existing and new products being developed by others for treatment of the same indications. Competition in the development of human therapeutics is particularly intense and includes many large pharmaceutical and biopharmaceutical companies, specialized biotechnology firms, universities and other research institutions. Many of these companies have extensive financial, marketing and human resources which may result in significant competition. Others have extensive experience in undertaking clinical trials, in obtaining regulatory approval to market products and in manufacturing on a large scale which may enhance their competitive position.

The technology underlying the development of human therapeutic products is expected to continue to undergo rapid and significant advancement and change.
In the future, our technological and commercial success will be based on our ability to develop proprietary positions in key scientific areas and efficiently evaluate potential product opportunities.

We are aware of a number of companies that are engaged in the research and development of morphogenic proteins for the repair of bone and cartilage. We are aware that Genetics Institute, acquired in 1996 by American Home Products Corporation, and its collaborative partners are pursuing the development of bone morphogenetic proteins and have initiated human clinical trials of a recombinant bone morphogenetic protein for the repair of orthopaedic and other skeletal defects. Genetics Institute has entered into relationships with Yamanouchi Pharmaceuticals Co., Ltd. and Medtronic Sofamor Danek, Inc. covering development and marketing of bone morphogenetic proteins. Other companies may attempt to develop products incorporating proteins purified from bone, which may include bone morphogenetic proteins, for orthopaedic applications. In addition, we believe that a number of biopharmaceutical companies are developing other recombinant human proteins, primarily growth factors, for use in the repair of bone and cartilage defects and in other indications. A number of other companies are pursuing traditional therapies, including autografts, allografts and electrical stimulation devices, as well as cell and gene therapies for the repair of bone and cartilage defects that may compete with our products.

We believe that potential dental or periodontal products that Stryker may develop, will compete primarily with traditional therapies and therapies incorporating other morphogenic proteins or growth factors. Genetics Institute is also pursuing the development of bone morphogenetic proteins for the repair of dental and periodontal tissue.

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


PATENTS AND PROPRIETARY RIGHTS

We pursue a policy of obtaining broad patent protection for patentable subject matter relating to our proprietary technology platform in tissue repair and regeneration. As of March 2, 2000, we owned or had rights to 79 issued patents and 72 pending patent applications in the United States, and owned or had rights to 58 issued foreign patents and 164 foreign patent applications. These patents and patent applications cover compositions of matter, fields of uses, screening, and methods of production as well as patents relating to our morphogenic protein technology, BABS(TM), and interdomaine linker technology.

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

Within our patent estate covering morphogenic protein technology, we own or have rights to 52 issued and 69 pending applications in the United States, and 44 issued and 145 pending counterpart foreign applications, which contain claims to novel therapies and processes, as well as numerous tissue applications, including renal, neural, bone, liver, periodontal, dentin, gastrointestinal tract and immune cell-mediated tissue applications.

We have entered into a cross-license agreement with Stryker and Genetics Institute in which the parties granted worldwide, royalty-free, cross licenses to each other in the bone morphogenetic/osteogenetic protein family. This agreement reduces the threat of potential litigation to our development programs and with Stryker's efforts to commercialize OP-1.

We have also entered into a cross-license agreement with Stryker under which we assigned ownership of certain manufacturing and other patents and patent applications to Stryker relating primarily to the OP-1 bone regeneration and dental therapeutics products. We retained an irrevocable, exclusive license to these patents for all uses outside the fields of orthopaedic reconstruction and dental therapeutics. We also granted to Stryker a license to certain patents and patent applications in our morphogen portfolio for use exclusively in the fields of orthopaedic reconstruction and dental therapeutics.

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

Certain products and processes important to us may be subject in the future to patent protection obtained by others. The field of biotechnology is developing rapidly. Because many patent applications have been filed in this field in recent years, we cannot predict the scope that courts will give to the claims of patents issued from such applications and the nature of these claims. Several patent applications based on work done years ago have been issued to others with broad claims directed to the use of basic recombinant DNA technology. We believe that it is premature to predict what general trend, if any, will emerge as to the breadth of allowed claims for biotechnology products and related uses. The allowance of broader claims may increase the incidence and cost of interference proceedings at the United States Patent and Trademark Office and the risk of infringement litigation. A policy of allowing narrower claims, conversely, could limit the value of our proprietary rights under our patents. It is possible that Patent and Trademark Office interference proceedings will occur with respect to a number of our patent applications or issued patents. It is also likely that subject matter patented by others will be required by us to research, develop, or commercialize at least some of our products. If we are unable to obtain licenses under any such patent rights of others on acceptable terms then we may have to limit or terminate the development of some or all of our products.

REGULATORY ISSUES

Regulation by governmental agencies in the United States and other countries is a significant factor in the clinical evaluation and licensing of our potential products as well as in the development and research of new products. All of our products currently under development will require regulatory approval by the FDA under the Food, Drug, and Cosmetic Act, or FD&C Act, as a drug or device, or under the Public Health Service Act as a biological, to be marketed in the United States. Regardless of the classification assigned to our products, all human diagnostic and therapeutic products are subject to rigorous testing. Generally, considerable time and expense are required to clinically evaluate the safety and efficacy of a new product. Moreover, even after extensive preclinical testing, unanticipated side effects can arise during clinical trials that can halt or delay the regulatory process at any point. Seeking and obtaining regulatory approval for a new therapeutic or diagnostic product is likely to take several years and will require the expenditure of substantial resources.

Products developed through genetic engineering, such as ours, are relatively new, and state and local regulation may increase as genetically engineered products become more common. The federal government oversees certain recombinant DNA research activity through the National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules, or the NIH Guidelines. We believe that our activities comply with the NIH Guidelines, which prohibit or restrict certain recombinant experiments, set forth levels of biological and physical containment of recombinant DNA molecules to be met for various types of research, and require that institutional biosafety committees approve certain experiments before they are initiated. Compliance with the NIH Guidelines has not had, and we do not foresee that it will have, a material effect on our competitive position or cash flow. Discussions have been underway since 1996 between NIH and FDA regarding alternative models for regulation of recombinant DNA research and the products resulting from such research, and the appropriateness of any continued NIH role. It is not possible to predict the effect of such potential regulatory changes on us or our potential competitors.

On November 21, 1997, the FDA Modernization Act of 1997, or FDAMA, was enacted into law. In addition to reauthorizing the collection of user fees for prescription drugs, FDAMA changed the FD&C Act in numerous ways. Because some provisions of FDAMA require the FDA to develop further regulations, or are unclear, it is not possible for us to predict the overall effect of FDAMA on us or our potential competitors.

Pharmaceutical and Biological Products. We expect that certain of our potential products will be regulated by the FDA as pharmaceuticals or biologicals. The regulatory approval of pharmaceutical and biological products in the United States intended for therapeutic use in humans involves many steps. The initial phase of the FDA approval process involves preclinical testing to demonstrate that the product would not be an unreasonable hazard in clinical studies with human subjects. Preclinical tests must typically meet the FDA's good laboratory practices regulations if they are to be used for the purpose of an application to the agency. Upon completion of preclinical testing, an IND application must be filed with the FDA. The application must include the following distinct sets of information:

1) Information on the composition of the product including pharmacology and toxicology;
2)   Chemistry, manufacturing, and control information;
3) Results of all the preclinical safety and efficacy investigations including in vivo and in vitro studies;
4)   Information on any previous human experience with the product;
5)   A clinical development plan and protocol;
6)   Information on the investigators;
7)   The necessary agreements among parties involved in the testing; and,
8) Approval of an Institutional Review Board at the center(s) conducting the study or studies.

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

Upon successful completion of Phase III testing, either a New Drug Application, or NDA or Biologics License Application, or BLA must be filed, depending upon whether the product is designated as a drug or a biological, respectively. The FDA generally requires at least two adequate and well-controlled clinical trials for product approval. All approvals require a detailed review of all data collected from clinical studies, the composition of the drug or biological, non-clinical pharmacology and toxicology data, environmental impact data, human pharmacokinetics and bioavailability data, patient information, certain case report data and forms, the labeling that will be used, information on chemistry, manufacturing, and controls, and samples of the product. After the FDA completes its review of the application, the product is typically reviewed by a panel of independent medical experts, and the applicant is required to answer questions on its safety and efficacy. The FDA considers the recommendation of the panel, and may at its own discretion approve an NDA or BLA. If so approved, the product may then be marketed.

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

If the application has not been denied by the FDA within 30 days of filing, the applicant may then begin clinical studies. The FDA may notify the applicant of approval before the end of the 30 day period, in which case the applicant may begin clinical studies immediately.

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

Treatment IND Status. Before the completion of clinical trials for a specific product, a company may file for Treatment IND status under provisions of the IND regulations. These regulations apply to products for patients with serious or life-threatening diseases and are intended to facilitate the availability of new products to desperately ill patients after clinical trials have shown convincing evidence of efficacy, but before general marketing approval has been granted by the FDA. Under these regulations, it may be possible for us to recover some of the costs of research, development and manufacture of qualified products before commercial marketing begins. We may seek Treatment IND status for qualified products, although the decision whether to grant such status lies with the FDA.

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

In addition to existing FDA regulations, FDAMA added new "fast track" authority allowing FDA to expedite the approval of drugs for serious or life-threatening conditions. Requirements for fast track drugs are similar to those for accelerated approval, including FDA authority to require post- approval clinical studies, presubmission of promotional materials, and enhanced NDA withdrawal authority.

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

Facilities Inspection. In addition to product approval prior to marketing, we must also obtain FDA approval of the facility in which our products will be manufactured. In the case of a pharmaceutical, biological or a device, we must be in compliance with cGMP requirements. The FDA may inspect our facilities to determine such compliance as part of the overall NDA, BLA, or PMA approval. Since any NDA, BLA or PMA approved by the FDA is both site and process specific, any material change in our manufacturing process, equipment or location would necessitate additional FDA review and approval process. Recently, the FDA promulgated new regulations concerning cGMPs for medical devices. These new regulations include elements drawn from existing international standards and a new emphasis on design control of medical devices (in addition to the existing focus on manufacturing). Until these new regulations are better understood by industry, compliance with medical device cGMPs may prove more difficult than in the past, and may require the use of additional resources or even the redesign of some existing devices or facilities.

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

EMPLOYEES

In October 1999, we refocused our operational and financial resources on the development of our morphogenic protein-based clinical candidates for the treatment of stroke and renal disease. This redirected effort resulted in a reduction of our employee headcount. Currently, we have approximately 40 full-time employees, 20 of whom hold Ph.D. degrees. We consider our relations with our employees to be good and, apart from the recent restructuring, have experienced a low rate of employee turnover. None of our employees are parties to a collective bargaining agreement. We have entered into confidentiality agreements with all of our employees.

RECENT UPDATE

On February 15, 2000, we announced that we will merge with Ontogeny, Inc., and Reprogenesis, Inc., to form a public company named Curis, Inc. Under the terms of the merger, which is subject to stockholder approval, our stockholders will receive three Curis shares for every ten shares of our Common Stock. Following completion of the transaction, our stockholders will hold approximately 43%, Ontogeny's stockholders will hold approximately 38% and Reprogenesis' stockholders will hold approximately 19% of Curis. For accounting purposes, Curis, our successor, will record the merger as a purchase of Reprogenesis and Ontogeny. The merger is expected to close in June 2000.

Item 2.  DESCRIPTION OF PROPERTY

We currently lease an aggregate of 35,400 square feet in two adjacent facilities in Hopkinton, Massachusetts. The location of the facilities is approximately 30 miles west of Cambridge and Boston and 20 miles east of Worcester, all of which are major research centers in health care and biotechnology in Massachusetts. Our Hopkinton facilities house research and development laboratories, small scale production suites, and corporate offices. Both leases expire in 2001. In addition, we currently lease 10,500 square feet of office space in Boston, Massachusetts for administrative offices. The office lease expires in 2002.

We believe that our existing facilities are adequate for our near term needs. We expect that additional facilities may be required to meet future needs; however, we cannot assure you that we will be able to lease or acquire additional facilities.

Item 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 1999, to a vote of our security holders.

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Market Information

Our Common Stock is traded on The Nasdaq Stock Market under the symbol CBMI. The following table presents quarterly information on the price range of our Common Stock, indicating the high and low sale prices reported by The Nasdaq Stock Market.


                                                      High         Low
                                                      ----         ---
1999
----
    4th Quarter    ..............................    $5.00        $2.19
    3rd Quarter    ..............................     6.38         3.13
    2nd Quarter    ..............................     4.44         2.13
    1st Quarter    ..............................     3.69         2.00

1998
----
    4th Quarter    ..............................    $3.81        $1.75
    3rd Quarter    ..............................     5.00         2.31
    2nd Quarter    ..............................     8.75         4.13
    1st Quarter    ..............................    11.00         7.63

Stockholders

As of February 25, 2000 we had approximately 332 stockholders of record of our Common Stock.

Dividends

We have never paid any dividends on our Common Stock and we do not intend to pay any dividends on our Common Stock in the foreseeable future. We intend to retain earnings, if any, for the development of our business.

Recent Sales of Unregistered Securities

During 1999, we issued a total of 1,311,395 shares of Common Stock in connection with the conversion of 2,928 shares of Series 1998/A Preferred Stock by the holders of such stock at conversion prices ranging from $2.16 to $2.52 per share. The aggregate conversion price was $3,055,762. We issued the shares of Common Stock without registration under Section 4(2) of the Securities Act of 1933, as amended. We did not use any underwriters in the transaction. On May 7, 1999, the Company repurchased the remaining shares of Series 1998/A Preferred Stock.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

We derived the selected consolidated financial data set forth below with respect to the consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997, and with respect to the consolidated balance sheets as of December 31, 1999 and 1998, from the consolidated financial statements that have been audited by Deloitte & Touche LLP, independent auditors. The consolidated financial statements are included elsewhere in this Form 10-K. We derived the consolidated statements of operations data for the year ended December 31, 1996, for the three months ended December 31, 1995 and the year ended September 30, 1995, and the consolidated balance sheet data as of December 31, 1997, 1996 and 1995 from audited consolidated financial statements not included in this Form 10-K. You should read the data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included in this Form 10-K.



                                                                                               Three
                                                                Years Ended                    Months          Year
                                                                December 31,                   Ended          Ended
                                              ---------------------------------------------   December      September
Consolidated Statement of Operations Data:         1999        1998       1997       1996    31, 1995(1)    31, 1995(1)
    (In thousands, except per share amounts)       ----        ----       ----       ----    -----------    -----------
Revenues:
  Research and development contracts            $   3,160   $  10,419   $ 12,693   $ 5 ,548   $     971     $   5,824
  Manufacturing contracts                               -           -        394      4,486         770         6,159
  License fees and royalties                           52          10          -     11,122           2           544
  Interest                                          1,924       2,184      2,331      1,174         261           649
  Other                                                 2          12         15         22           -            53
                                                ---------   ---------   --------   --------   ---------     ---------
    Total revenues                                  5,138      12,625     15,433     22,352       2,004        13,229
                                                ---------   ---------   --------   --------   ---------     ---------
Costs and expenses:
  Research and development                         10,435      24,856     25,122     15,651       3,194        11,688
  Cost of manufacturing contracts                       -           -        274      3,823         715         5,330
  General and administrative                        6,396       7,475      6,473      4,901       1,254         3,604
  1999 reorganization and 1998 sale of
   manufacturing operations                           256       1,362          -          -           -             -
  Interest                                            161         327        216        217          61           229
                                                ---------   ---------   --------   --------   ---------     ---------
    Total costs and expenses                       17,248      34,020     32,085     24,592       5,224        20,851
                                                ---------   ---------   --------   --------   ---------     ---------
Net loss                                          (12,110)    (21,395)   (16,652)    (2,240)     (3,220)       (7,622)
Accretion and repurchase costs on Series
 1998/A Preferred Stock                            (2,395)       (987)         -          -           -             -
                                                ---------   ---------   --------   --------   ---------     ---------
Net loss applicable to common stockholders      $ (14,505)  $ (22,382)  $(16,652)  $ (2,240)  $  (3,220)    $  (7,622)
                                                =========   =========   ========   ========   =========     =========
Basic and diluted loss per common share(2)         $(0.40)     $(0.66)    $(0.50)    $(0.07)     $(0.11)       $(0.37)
                                                =========   =========   ========   ========   =========     =========
Common shares for basic and diluted loss
 computation(2)                                    36,665      33,672     33,078     30,062      28,120        20,431
                                                =========   =========   ========   ========   =========     =========

                                                                     December 31,
                                              ---------------------------------------------------------
                                                  1999        1998       1997       1996        1995
                                                  ----        ----       ----       ----        ----
Consolidated Balance Sheet Data:                                   (In thousands)
Cash, cash equivalents and
 marketable securities                          $  21,371   $  57,935   $ 30,598   $ 50,075   $  20,002
Working capital                                    17,116      49,613     32,381     48,174      21,743
Total assets                                       28,892      66,164     59,038     73,819      41,341
Capital lease obligations, less current             1,009         713      2,005      1,651       1,711
 portion
Accumulated deficit                              (124,977)   (110,472)   (88,090)   (71,438)    (69,198)
Total stockholder's equity                         23,422      33,105     52,709     67,261      37,829

----------
(1) In January 1996, we changed our fiscal year end from September 30 to December 31, effective with the three month period ended December 31, 1995.

(2) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the computation of basic and diluted loss per common share.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

To date, we have derived most of our revenues from research and development payments and license fees under agreements with collaborative partners. We anticipate that over the next several years we will derive most of our revenues from agreements with collaborative partners, including possible royalty revenues from Stryker. We have never been profitable and expect to incur additional operating losses in 2000. Results beyond 2000 will depend largely on the timing and magnitude of royalty payments from Stryker if the OP-1 Device, currently under regulatory review with the Food and Drug Administration, or FDA, is
approved for commercial sale and is sold.   There can be no assurance we will
receive substantial royalties from Stryker or, if we do, when those royalties will be received. We may incur continued losses in future years.

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

Under the research portion of our collaboration with Stryker, prior to its restructuring in November 1998, we supplied OP-1 products to Stryker for clinical trials and other uses, provided manufacturing regulatory support and performed research work pursuant to work plans we both established periodically. In November 1998, we sold certain of our OP-1 manufacturing rights and facilities to Stryker. In fiscal 1999, we have focused internal research efforts on developing new tissue regeneration therapies in non-bone applications and do not anticipate significant revenue from Stryker in 2000.

We are developing an OP-1 based therapy for chronic renal failure, a condition characterized by the slow progressive loss of kidney function ultimately resulting in the need for kidney transplantation or dialysis. Chronic renal failure represents a substantial unmet medical need. Preclinical studies indicate that OP-1 administration improves kidney function in animal models of both acute and chronic renal failure. In 1998, we modified our partnership in renal therapy with Biogen, Inc., or Biogen, a leading protein therapeutics company. Biogen provided research funding to us through December 1999 pursuant to an option to resume responsibility for development of OP-1 as a therapy for chronic renal failure. As of December 31, 1999, Biogen did not exercise its option, and we have assumed all rights to OP-1 renal therapies. In October 1999, we reorganized and the Board approved a plan to focus our operations and financial resources on the development of morphogenic protein- based clinical candidates for the treatment of stroke and renal disease. In connection with this reorganization, we reduced our headcount from 70 to 43 employees. We recorded approximately $511,000 in operating expenses for salary termination costs.

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

Results of Operations

Years Ended December 31, 1999 and 1998

Our total revenues in the year ended December 31, 1999 were $5,138,000. Our total revenues in the year ended December 31, 1998 were $12,625,000. Research and development contract revenues decreased 70% to $3,160,000 in 1999 from $10,419,000 in 1998. The decrease in research and development contract revenues from 1998 to 1999 was primarily the result of a decrease in our research and development contract revenues from Stryker because we are no longer providing research services or supplying OP-1 to Stryker. We anticipate that research and development contract revenues in the year ended December 31, 2000 will be substantially less than the comparable period in 1999.

License fees and royalties revenues increased by $42,000 to $52,000 in 1999 from $10,000 in 1998. The increase in license fees and royalties revenue is partially due to royalties from Stryker and partially due to an increase in revenue from licensing patent rights and know-how associated with certain protein technology which is not central to our business. We expect that royalty revenues in the year ended December 31, 2000 will depend largely on the timing and magnitude of royalty payments from Stryker if the OP-1 Device, currently under regulatory review with the FDA, is approved for commercial sale.

Interest revenues decreased 12% to $1,924,000 in 1999 from $2,184,000 in 1998 in part because we had lower average balances of cash and marketable securities and in part because of lower interest rates in 1999, as compared to 1998. In May 1998, we sold 25,000 shares of Series 1998/A Preferred Stock. Net proceeds to us, after deducting fees and other expenses of the offering, were approximately $23,618,000. In addition, we received approximately $19,530,000 in the fourth quarter of 1998 from the sale of our OP-1 manufacturing-related assets to Stryker. As discussed further below, in May 1999 we repurchased all of the outstanding Series 1998/A Preferred Stock for approximately $22,470,000 in cash.

Our total costs and expenses decreased 49% to $17,248,000 in 1999 from $34,020,000 in 1998. Research and development expenses decreased 58% to $10,435,000 in 1999 from approximately $24,856,000 in 1998. The decrease in research and development expenses was primarily due to the sale of certain of our OP-1 manufacturing rights and facilities to Stryker in November 1998 and the elimination of manufacturing and facility-related expenses with respect thereto. We had previously reported the costs associated with such production of OP-1 as research and development expenses. During 1999, our research and development expenses included research relating to the following: (i) a renal disease therapy as part of the Biogen collaboration, (ii) neurological disease therapies and (iii) other indications proprietary to us.

Stryker initiated a modular PMA filing for the bone graft substitute product in 1998. In June 1999, Stryker stated that it had completed submission of the modular PMA to the FDA, and in July 1999 stated that the FDA had accepted the PMA for filing. Stryker has also submitted for European and Australian regulatory review the OP-1 bone graft substitute product.

General and administrative expenses decreased 14% to $6,396,000 in 1999 from $7,474,000 in 1998. The decrease was primarily due to a reduction in external legal and other consulting costs and a reduction in personnel-related costs.

In October 1999, we reorganized and the Board approved a plan to focus our operations and financial resources on the development of morphogenic protein-based clinical candidates for the treatment of stroke and renal disease. In connection with this reorganization, we reduced our headcount from 70 to 43 employees. We recorded approximately $511,000 in operating expenses for salary termination costs. In addition, related to the 1998 sale of manufacturing operations, in the fourth quarter of 1999, we determined that health insurance claims were less than originally estimated. This resulted in a reduction in the loss on sale of manufacturing operations of approximately $255,000 in 1999.

The following table summarizes the effect to the income statement of the 1999 reorganization charges and 1998 sale of manufacturing operations during 1999:

     1999 salaries and termination benefits                 $511,000
     1998 salaries and termination benefits settled for
      amounts less than anticipated                         (255,000)
                                                            --------

               Total Net                                    $256,000
                                                            ========

Interest expense decreased approximately 51% to $161,000 in 1999 from $327,000 in 1998. The decrease in interest expense was due to a decrease in our obligations under capital leases. As part of the sale to Stryker of certain of our manufacturing-related assets in November 1998, Stryker assumed $710,000 of our obligations under equipment lease agreements and $1,727,000 of our obligations under a facility capital lease.

As a result of the foregoing, we incurred a net loss of $12,110,000 in 1999 compared to a net loss of $21,395,000 in 1998.

Accretion and repurchase costs on Series 1998/A Preferred Stock was $2,395,000 for the year ended December 31, 1999, and included the following: $385,000 calculated at the rate of 5% per annum of the stated value of the outstanding Series 1998/A Preferred Stock; $144,000 of accretion of issuance costs related to the sale of Series 1998/A Preferred Stock; and as a result of the repurchase of the Series 1998/A Preferred Stock on May 7, 1999 (see discussion in "Liquidity and Capital Resources" below), a one-time charge of approximately $1,867,000 recorded in the second quarter of 1999 which represents accretion of the Series 1998/A Preferred Stock up to its repurchase amount and accretion of all remaining issuance costs. Accretion on Series 1998/A Preferred Stock for the year ended December 31, 1998 was $987,000 and includes $733,000, calculated at the rate of 5% per annum of the stated value of the outstanding Series 1998/A Preferred Stock from May 27, 1998 and $254,000 of accretion of issuance costs related to the sale of Series 1998/A Preferred Stock. As a result of the repurchase of the Series 1998/A Preferred Stock, there will be no further charges relating to the Series 1998/A Preferred Stock.

In computing the net loss applicable to common stockholders for the years ended December 31, 1999 and 1998, the above mentioned accretion and repurchase costs of the Series 1998/A Preferred Stock is included.

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

License fees and royalties revenues in the year ended December 31, 1998 included $10,000 in revenue from licensing patent rights and know-how associated with certain protein technology which is not central to our business.

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

Our total costs and expenses, consisting primarily of research and development expenses, increased approximately 6% from $32,085,000 in the year ended December 31, 1997, to $34,020,000 in the year ended December 31,1998. Research and development expenses decreased 1% from $25,122,000 in 1997 to $24,856,000 in 1998. Our research and development expenses for 1998 were slightly less than 1997 due to the sale of our OP-1 manufacturing rights and facilities to Stryker in November 1998 and the elimination of manufacturing and facility-related expenses.

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

In November 1998, we sold certain of our OP-1 manufacturing rights and facilities to Stryker. We expect that the sale will provide us with increased royalties on Stryker products, if approved for commercial sale, in lieu of the manufacturing revenue anticipated under the prior agreement. Proceeds and expenses associated with this transaction included the following:


Total proceeds                                                   $19,530,000
Less:
  Net book value of manufacturing related assets                  18,929,000
  Employee termination costs                                       1,438,000
  Legal, accounting and consulting costs                             525,000
                                                                --------------
Loss on sale of manufacturing operations                         $(1,362,000)
                                                                ==============


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

Liquidity and Capital Resources

At December 31, 1999, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $21,371,000. We have financed our operations primarily through placements of equity securities, revenues received under agreements with collaborative partners, manufacturing contracts and the sale of certain of our OP-1 manufacturing rights and facilities to Stryker.

We increased our investment in property, plant and equipment to $8,625,000 at December 31, 1999 from $7,702,000 at December 31, 1998. We currently plan to spend approximately $260,000 in the year ending December 31, 2000 in leasehold improvements and equipment purchases to upgrade our research and development capabilities. In May 1999, we extended a master lease agreement, which was originally entered into in October 1997, that provides for the sale and leaseback or lease of up to $750,000 of laboratory and office equipment. This lease commitment expired on December 31, 1999.

On May 27, 1998, we completed a private placement with three institutional investors for the sale of 25,000 shares of Series 1998/A Preferred Stock, with a stated value of $1,000 per share resulting in net proceeds of approximately $23,618,000 after expenses. Since issuance of the Series 1998/A Preferred Stock, the holders converted a total of 4,514 shares of Series 1998/A Preferred Stock into 2,043,765 shares of Common Stock through May 7, 1999. On May 7, 1999, we repurchased 20,486 shares which represented all of the outstanding Series 1998/A Preferred Stock following final conversions, for approximately $22,470,000 in cash. As a result of this transaction, the Series 1998/A Preferred Stock has been retired and there will be no subsequent conversions into Common Stock.

In November 1998, we sold certain of our OP-1 manufacturing rights and facilities to Stryker for total proceeds of approximately $19,530,000. In addition, we expect that the sale will provide us with increased royalties on Stryker products, if approved for commercial sale, in lieu of the manufacturing revenues anticipated under the prior agreement. We paid approximately $647,000 of accrued costs related to the sale of the manufacturing operation, principally for employee termination costs, in the year ended December 31, 1999. In prior years, we received significant revenue from Stryker for research support and the
supply of   OP-1.  As a result of the sale of these OP-1 manufacturing rights and facilities to Stryker, we received significantly reduced research funding in the year ended December 31, 1999 and anticipate the same in the year ending December 31, 2000.

In December 1998, we signed the Biogen Amendment Agreement. Under the Biogen Amendment, Biogen paid $3,000,000 to fund our research in 1999 for development of OP-1 as a therapy for chronic renal failure. Biogen retained an option through December 1999 to resume responsibility for development of OP-1 as a therapy for chronic renal failure. Biogen did not exercise its option by December 31, 1999 and has no further obligation to provide funds to us. We have assumed all rights and responsibilities, independent of Biogen, for the development of renal failure therapies.

We anticipate that our existing capital resources should enable us to maintain our current and planned operations through approximately March 31, 2001. We expect to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials. Our ability to continue funding planned operations is dependent upon our ability to generate sufficient cash flow from royalties on Stryker products, if approved for commercial sale, from collaborative arrangements and from additional funds through equity or debt financings, or from other sources of financing, as may be required. We are seeking additional collaborative arrangements and also expect to raise funds through one or more financing transactions, if conditions permit. Over the longer term, because of our significant long-term capital requirements, we intend to raise funds when conditions are favorable, even if we do not have an immediate need for additional capital at such time. If Stryker products are not approved for commercial sale, or are approved but do not result in our receiving significant royalty payments from Stryker, and substantial additional funding is not available, our business will be materially and adversely affected.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board, or FASB, released Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities," or SFAS No. 133, which we will be required to adopt effective January 1, 2001. SFAS No. 133 establishes standards for reporting and accounting for derivative instruments, and conforms the requirements for treatment of hedging activities across the different types of exposures hedged. We have not yet completed our evaluation of SFAS No. 133, and are therefore unable to disclose the impact adoption will have on our consolidated financial position or results of operations.

Year 2000 Compliance

We did not experience any difficulties related to the Year 2000 problem on December 31, 1999 and are not aware of any such difficulties since that date. Our operations have not, to date, been adversely affected by any difficulties experienced by any of our suppliers or customers in connection with the Year 2000 problem. The Company's Year 2000 Compliance Plan also addressed issues related to the date February 29, 2000 and management will continue to monitor our systems for potential difficulties for the remainder of calendar year 2000.

Cautionary Factors with Respect to Forward-Looking Statements

This Form 10-K contains forward-looking statements which are based on management's current expectations and which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. We caution investors that there is no guarantee that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to the following:

 .    Our reliance on current and prospective collaborative partners to supply funds for research and development and to commercialize our products;
 .    Uncertainty as to timing of and our ability to commercialize our products;
 .    Our reliance on our lead product candidate;
 .    Our lack of control over the clinical progress of several applications for our products, which are controlled by our collaborative partners;
 .    Our reliance on programs in various stages of preclinical development and early stage research;
 .    Our reliance on key management personnel;
 .    Intense competition related to the research and development of morphogenic and other proteins for various applications and therapies and the possibility that others may discover or develop, and we may not be able to gain rights with respect to, the technology necessary to commercialize our products;
 .    Our lack of development, commercial manufacturing, marketing and sales experience and the risk that any products that we develop may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that we expect to target;
 .    Uncertainty related to market conditions affecting the biotechnology industry;
 .    Uncertainty as to the extent of future government regulation of our business;
 .    Our lack of control over governmental approvals on our lead product;
 .    Uncertainty as to whether there will exist adequate reimbursement for our products from government, private health insurers and other organizations; and
 .    Uncertainty as to whether the merger will be approved by our shareholders and regulatory authorities, and if approved, whether the benefits of integration will be achieved.

As a result, our future development and commercialization efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties described in "Risk Factors" and throughout this annual report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements in short-term marketable securities, generally corporate bonds and notes with minimum rating of A and United States Government and agency instruments. The maturities of these instruments range from one to twenty-nine months, with a weighted average maturity of less than one year. All marketable securities are considered available for sale. At December 31, 1999, the fair market value of these securities amounted to $18,620,000, with unrealized losses of $30,800 included as a component of stockholders' equity. If interest rates were to increase rapidly by 5%, an event we consider unlikely, the carrying value of the securities portfolio could decline by approximately $465,000. However, because of the quality of the investment portfolio and the short term nature of the marketable securities, we do not believe that the principal amount of the securities would be impaired and, therefore, no loss would be ultimately recognized in the statement of operations.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           Page
Index to Consolidated Financial Statements                                Number
------------------------------------------                                ------

Creative BioMolecules, Inc. and Subsidiary:

     Financial Statements:

          Independent Auditors' Report....................................... 32

          Consolidated Balance Sheets........................................ 33

          Consolidated Statements of Operations.............................. 34

          Consolidated Statements of Comprehensive Loss...................... 34

          Consolidated Statements of Stockholders' Equity.................... 35

          Consolidated Statements of Cash Flows.............................. 36

          Notes to Consolidated Financial Statements......................... 37

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Creative BioMolecules, Inc.

We have audited the accompanying consolidated balance sheets of Creative BioMolecules, Inc. and its subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 13 to the Consolidated Financial Statements, on February 15, 2000, the Company entered into a merger agreement with Ontogeny, Inc. and Reprogenesis, Inc. to form Curis, Inc.

/s/ Deloitte & Touche LLP
-------------------------
    Deloitte & Touche LLP

Boston, Massachusetts
February 15, 2000

CREATIVE BIOMOLECULES, INC. AND ITS SUBSIDIARY
----------------------------------------------
CONSOLIDATED BALANCE SHEETS
---------------------------
                                                          December 31,
                                               --------------------------------
                                                    1999              1998
                                                    ----              ----
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                     $   2,751,069     $  17,738,044
  Marketable securities                            18,619,516        40,197,407
  Accounts receivable                                  60,296           669,232
  Inventory                                                 -            28,733
  Prepaid expenses and other                          146,764           272,168
                                               --------------    --------------
    Total current assets                           21,577,645        58,905,584
                                               --------------    --------------

PLANT AND EQUIPMENT - net                           2,130,158         1,925,602
                                               --------------    --------------

OTHER ASSETS:
  Notes receivable - officers                               -           116,668
  Patents and licensed technology - net               951,198           375,000
  Deferred patent application costs - net           4,124,716         4,732,629
  Deposits and other                                  108,574           108,574
                                               --------------    --------------
     Total other assets                             5,184,488         5,332,871
                                               --------------    --------------
TOTAL                                           $  28,892,291     $  66,164,057
                                               ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Lease obligations - current portion           $     347,323     $     165,934
  Accounts payable                                    612,811         1,621,417
  Accrued liabilities                               1,895,634         2,508,161
  Accrued compensation                                944,270         1,335,692
  Deferred revenue                                    661,279         3,661,279
                                               --------------    --------------
     Total current liabilities                      4,461,317         9,292,483
                                               --------------    --------------

LEASE OBLIGATIONS                                   1,009,388           713,459
                                               --------------    --------------

COMMITMENTS

SERIES 1998/A PREFERRED STOCK, $.01 par value
 23,414 shares issued and outstanding at
 December 31, 1998, liquidation preference of
 $24,113,598 at December 31, 1998                           -        23,052,787
                                               --------------    --------------



STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000
shares authorized, 23,414 issued and
outstanding at December 31, 1998
  Common  Stock, $.01 par value, 50,000,000
shares authorized, 36,665,115 shares and
34,457,469 shares issued and outstanding at
December 31, 1999 and 1998, respectively              366,651           344,575
  Additional paid-in capital                      148,062,906       143,127,113
  Accumulated other comprehensive income              (30,801)          105,461
  Accumulated deficit                            (124,977,170)     (110,471,821)
                                               --------------    --------------
     Total stockholders' equity                    23,421,586        33,105,328
                                               --------------    --------------
TOTAL                                           $  28,892,291     $  66,164,057
                                               ==============    ==============

See notes to consolidated financial statements

CREATIVE BIOMOLECULES, INC. AND ITS SUBSIDIARY
----------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------

                                                                 Years Ended December 31,
                                                    ------------------------------------------------
                                                          1999             1998             1997
                                                          ----             ----             ----
REVENUES:
  Research and development contracts                  $  3,159,460     $ 10,419,071     $ 12,692,475
  Manufacturing contracts                                        -                -          393,926
  License fees and royalties                                52,400           10,000                -
  Interest                                               1,924,313        2,183,472        2,330,743
  Other                                                      1,777           12,391           15,615
                                                    ---------------  ---------------  ---------------
     Total revenues                                      5,137,950       12,624,934       15,432,759
                                                    ---------------  ---------------  ---------------
COSTS AND EXPENSES:
  Research and development                              10,434,560       24,856,147       25,122,039
  Cost of manufacturing contracts                                -                -          273,757
  General and administrative                             6,396,094        7,474,372        6,472,821
  1999 reorganization and 1998 sale of
  manufacturing operations                                 255,701        1,362,249                -
  Interest                                                 161,385          327,304          215,815
                                                    ---------------  ---------------  ---------------
     Total costs and expenses                           17,247,740       34,020,072       32,084,432
                                                    ---------------  ---------------  ---------------

NET LOSS                                               (12,109,790)     (21,395,138)     (16,651,673)
                                                    ---------------  ---------------  ---------------
ACCRETION AND REPURCHASE COSTS ON SERIES 1998/A
PREFERRED STOCK                                         (2,395,559)        (986,587)               -
                                                    ---------------  ---------------  ---------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS            $(14,505,349)    $(22,381,725)    $(16,651,673)
                                                    ===============  ===============  ===============

BASIC AND DILUTED LOSS PER COMMON SHARE                     $(0.40)          $(0.66)          $(0.50)
                                                    ===============  ===============  ===============
COMMON SHARES FOR BASIC AND DILUTED LOSS
COMPUTATION                                             36,665,115       33,672,105       33,078,120
                                                    ===============  ===============  ===============
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
---------------------------------------------

NET LOSS                                              $(12,109,790)    $(21,395,138)    $(16,651,673)

UNREALIZED GAIN/(LOSS) ON MARKETABLE SECURITIES           (136,262)         105,461                -
                                                    ---------------  ---------------  ---------------

COMPREHENSIVE LOSS                                    $(12,246,052)    $(21,289,677)    $(16,651,673)
                                                    ===============  ===============  ===============

See notes to consolidated financial statements

CREATIVE BIOMOLECULES, INC. AND ITS SUBSIDIARY
----------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------

                                                                                                      Accumulated
                                               Common Stock          Additional                          Other
                                           --------------------       Paid-In         Accumulated    Comprehensive
                                             Shares     Amount        Capital           Deficit      Income/(Loss)        Total
                                           ----------  --------     ------------    --------------   -------------     ------------
BALANCE, JANUARY 1, 1997                   32,769,553  $327,696     $138,371,802    $ (71,438,423)   $         -       $ 67,261,075

Stock based compensation                                                 254,350                                            254,350
Other issuances of Common Stock               623,029     6,230        1,839,360                                          1,845,590
Net loss                                                                              (16,651,673)                      (16,651,673)
                                           ----------  --------     ------------    --------------   -------------     ------------

BALANCE, DECEMBER 31, 1997                 33,392,582   333,926      140,465,512      (88,090,096)             -         52,709,342

Conversions of Series 1998/A
     Preferred Stock into Common Stock        732,370     7,324        1,544,842                                          1,552,166
Stock based compensation                       48,000       480          321,520                                            322,000
Other issuances of Common Stock               284,517     2,845          795,239                                            798,084
Unrealized gain on marketable securities                                                                 105,461            105,461
Accretion on Series 1998/A Preferred Stock                                               (986,587)                         (986,587)
Net loss                                                                              (21,395,138)                      (21,395,138)
                                           ----------  --------     ------------    --------------   -------------     ------------

BALANCE, DECEMBER 31, 1998                 34,457,469   344,575      143,127,113     (110,471,821)       105,461         33,105,328

Conversions of Series 1998/A
     Preferred Stock into Common Stock      1,311,395    13,114        2,964,885                                          2,977,999
Warrant exercises into Common Stock           397,326     3,973          943,649                                            947,622
Other issuances of Common Stock               498,925     4,989          963,259                                            968,248
Stock based compensation                                                  64,000                                             64,000
Unrealized loss on marketable securities                                                                (136,262)          (136,262)
Accretion and repurchase costs on Series
     1998/A Preferred Stock                                                            (2,395,559)                       (2,395,559)
Net loss                                                                              (12,109,790)                      (12,109,790)
                                           ----------  --------     ------------    --------------   -------------     ------------

BALANCE, DECEMBER 31, 1999                 36,665,115  $366,651     $148,062,906    $(124,977,170)     $ (30,801)      $ 23,421,586
                                           ==========  ========     ============    ==============   =============     ============

See notes to consolidated financial statements

CREATIVE BIOMOLECULES, INC. AND ITS SUBSIDIARY
----------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------

                                                                                    Years Ended December 31,
                                                                      ---------------------------------------------------
                                                                            1999             1998              1997
                                                                            ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $(12,109,790)    $(21,395,138)     $(16,651,673)
                                                                      ---------------- ----------------  ----------------
Adjustments to reconcile net loss to net cash used:
  Gain on disposal of manufacturing related assets                                 -         (600,839)                -
  Depreciation and amortization                                              989,490        2,485,753         2,103,906
  Compensation expense                                                        64,000          371,999           254,350
  Deferred patent and application costs                                      537,781                -           188,055
  Increase (decrease) in cash from:
    Accounts receivable                                                      608,936        3,903,286        (3,117,822)
    Inventory and prepaid expenses                                           154,137         (104,428)           16,821
    Accounts payable and accrued liabilities                              (2,012,555)       1,266,115          (653,619)
    Deferred contract revenue                                             (3,000,000)       3,661,279                 -
                                                                      ---------------- ----------------  ----------------
       Total adjustments                                                  (2,658,211)      10,983,165        (1,208,309)
                                                                      ---------------- ----------------  ----------------

    Net cash provided by (used for) operating activities                 (14,768,001)     (10,411,973)      (17,859,982)
                                                                      ---------------- ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                         (9,359,549)     (30,021,298)      (28,254,756)
Sale of marketable securities                                             30,903,094       18,368,193        11,642,181
Expenditures for plant and equipment                                        (610,013)      (2,849,288)       (2,810,611)
Expenditures for patents                                                    (776,586)      (1,120,609)       (1,131,303)
Note receivable from officer                                                       -          (10,000)          (40,000)
Repayment of note receivable from officer                                    116,668          116,667           116,666
Decrease in deposits and other                                                     -           12,549           113,020
Proceeds from sale of manufacturing related assets                                 -       17,092,322                 -
                                                                      ---------------- ----------------  ----------------

  Net cash provided by (used for) for investing activities                20,273,614        1,588,536       (20,364,803)
                                                                      ---------------- ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of equity:
  Series 1998/A Preferred Stock                                                    -       25,000,000                 -
  Warrant exercises                                                          947,622                -                 -
  Common Stock - other                                                       968,248          798,084         1,880,590
Costs of raising equity                                                            -       (1,381,634)          (35,000)
Repurchase of Series 1998/A Preferred Stock                              (22,470,347)               -                 -
Increase in obligations under capital leases                                 311,031          193,524           346,766
Repayments of obligations under capital leases                              (249,142)        (207,402)          (57,650)
                                                                      ---------------- ----------------  ----------------

  Net cash provided by (used for) financing activities                   (20,492,588)      24,402,572         2,134,706
                                                                      ---------------- ----------------  ----------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                     (14,986,975)      15,579,135       (36,090,079)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                                       17,738,044        2,158,909        38,248,988
                                                                      ---------------- ----------------  ----------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                  $  2,751,069     $ 17,738,044      $  2,158,909
                                                                      ================ ================  ================

SUPPLEMENTAL DISCLOSURE OF NON CASH
INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchased under capital lease obligations        $    313,512     $  1,089,164      $    135,361
                                                                      ================ ================  ================

Capital leases assumed by buyer in connection with sale of
manufacturing operations                                                $          -     $  2,437,802      $          -
                                                                      ================ ================  ================

Conversion of Series 1998/A Preferred Stock                             $  2,978,000     $  1,552,166      $          -
                                                                      ================ ================  ================

See notes to consolidated financial statements

CREATIVE BIOMOLECULES, INC. AND ITS SUBSIDIARY
----------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business - Creative BioMolecules, Inc. ("the Company") is a
     ------------------
     discovery and development company focused on proprietary protein-based therapeutics for human tissue regeneration and restoration. The Company's therapeutics are based on proteins that act as signals in initiating and regulating the cellular events involved in tissue regeneration and organ formation. The Company operates in one segment.

     Use of Estimates - The preparation of the Company's consolidated financial
     ----------------
     statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include the collectability of receivables, the carrying value of property and equipment and intangible assets and the value of certain liabilities. Actual results may differ from such estimates.

     Reclassifications - Certain amounts in prior years have been reclassified
     -----------------
     to conform to the current year presentation.

     Consolidation - The accompanying consolidated financial statements include
     -------------
     the Company and its wholly owned subsidiary, California Medicinal Chemistry Corporation (the "Subsidiary"). Intercompany balances are eliminated in consolidation. The Subsidiary has been inactive since 1985.

     Revenue Recognition - The Company's research agreements with collaborative
     -------------------
     partners have typically provided for the partial or complete funding of research and development for specified projects and royalties payable to the Company in exchange for licenses to market resulting products or sales of products. Revenue is earned and recognized based upon work performed, upon the sale or licensing of product rights, upon shipment of product for use in preclinical and clinical testing or upon attainment of benchmarks specified in the related agreements.

     The Company's manufacturing contracts provided for technical collaboration and manufacturing for third parties. Revenue was earned and recognized based upon work performed. The Company sold its manufacturing facilities to Stryker Corporation in November 1998 (Note 2).

     During the years ended December 31, 1999, 1998 and 1997, total revenues from major customers as a percent of total revenues of the Company were as follows:

                                              Years Ended December 31,
                                            ----------------------------
     Customer                                 1999      1998     1997
     --------                                 ----      ----     ----

     Biogen, Inc.                              95%       28%      50%
     Stryker Corporation                        3%       55%      34%

     Research and Development - Research and development costs are charged to
     ------------------------
     operations as incurred. Certain research and development projects are partially funded by research and development contracts, and the expenses related to these activities are included in research and development costs.

CREATIVE BIOMOLECULES, INC. AND ITS SUBSIDIARY
----------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

     Cash Equivalents and Marketable Securities - Cash equivalents consist of
     ------------------------------------------
     short-term, highly liquid investments purchased with remaining maturities of three months or less. All other liquid investments are classified as marketable securities. Marketable securities have been designated as "available for sale" and are stated at market value with any unrealized holding gains or losses included as a component of stockholders' equity.

     The Company's marketable securities portfolio included approximately $18,620,000 and $40,197,000 in corporate bonds and notes as of December 31, 1999 and 1998, respectively, all with maturities ranging from one to fifty-eight months.

     For the years ended December 31, 1999, 1998 and 1997, gross realized gains and losses were not material. In computing gross realized gains and losses, the Company computes the cost of its investments on a specific identification basis. Such cost includes the direct cost to acquire the securities, adjusted for the amortization of premiums or accretion of discounts. At December 31, 1999, gross unrealized losses were $30,801. At December 31, 1998, gross unrealized gains and losses were $126,000 and $21,000, respectively. At December 31, 1997, gross unrealized gains and losses were not material.

     Fair Value of Financial Instruments - The estimated fair value of financial
     -----------------------------------
     instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value.

     The estimated fair value of cash, accounts and notes receivable and accounts payable approximates fair value due to the short-term nature of these instruments. The fair value of marketable securities is based on current market values. The carrying amounts of the Company's lease obligations also approximate fair value (Note 7).

     Inventory - Inventory consists principally of raw materials and laboratory
     ---------
     supplies. Inventories are stated at the lower of cost (first-in, first-out) or market.

     Equipment - Purchased equipment is recorded at cost.  Leased equipment is
     ---------
     recorded at the lesser of cost or the present value of the minimum lease payments. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets (three to twenty-five years) or the remaining terms of the leases.

     Patents and Licensed Technology - The Company has filed applications for
     -------------------------------
     United States and foreign patents covering aspects of its technology.
     Costs related to pending patent applications have been deferred. Costs related to successful patent applications and costs related to pending applications from which the Company is currently deriving economic benefit, are amortized over the estimated useful life of the patent, generally 16 to 20 years, using the straight-line method. Costs related to licensed technology also have been deferred and are amortized over the estimated useful life of the underlying technology, generally 10 to 17 years, using the straight-line method. Accumulated amortization was approximately $912,000 and $669,000 at December 31, 1999 and 1998, respectively.

CREATIVE BIOMOLECULES, INC. AND ITS SUBSIDIARY
----------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

     Long-lived Assets - The Company evaluates its long-lived assets for
     -----------------
     impairment whenever events or changes in circumstances indicate that carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount of fair value, less cost to sell.

     Basic and Diluted Loss Per Common Share - Basic loss per common share is
     ---------------------------------------
     computed after giving effect to accretion and repurchase costs on Series 1998/A Preferred Stock using the weighted average number of common shares outstanding during each year. Diluted loss per common share reflects the effect of the Company's outstanding options and warrants, except where such items would be anti-dilutive. In 1999, 1998 and 1997, the effect of stock options and warrants was anti-dilutive and, therefore, not included in the computation of diluted loss per share.

     SFAS No. 128, "Earnings Per Share," provides that if there is a loss from continuing operations, a company should not include potential common shares in the denominator of a dilutive per share computation, even if including those potential common shares in other dilutive per share computations may be dilutive to their comparable basic per share amounts. Therefore, earnings per share excludes the dilutive effect of options, warrants and preferred stock of 4,426,000, 8,404,000 and 2,525,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Stock-Based Compensation - The Company's stock options and purchase plans
     ------------------------
     are accounted for under APB No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" (Note 9).

     New Accounting Standards - In June 1998, the Financial Accounting Standards
     ------------------------
     Board ("FASB") released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the Company will be required to adopt effective January 1, 2001. SFAS No. 133 establishes standards for reporting and accounting for derivative instruments, and conforms the requirements for treatment of hedging activities across the different types of exposures hedged. The Company has not yet completed its evaluation of SFAS No. 133, and is, therefore unable to disclose the impact adoption will have on its consolidated financial position or results of operations.

2.   SALE OF MANUFACTURING OPERATIONS AND REORGANIZATION CHARGES

     In November 1998, the Company sold certain of its OP-1 manufacturing rights and facilities to Stryker. In addition to cash consideration in exchange for the manufacturing facility, the transaction is expected to provide the Company with increased royalties on Stryker products, if approved for commercial sale, in lieu of the manufacturing revenue anticipated under the prior agreement. Proceeds and expenses associated with this transaction include the following:

CREATIVE BIOMOLECULES, INC. AND ITS SUBSIDIARY
----------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.   SALE OF MANUFACTURING OPERATIONS AND REORGANIZATION CHARGES
     (CONTINUED)

     Total proceeds                                        $19,530,000
     Less:
      Net book value of manufacturing related assets        18,929,000
      Employee termination costs                             1,438,000
      Legal, accounting and consulting costs                   525,000
                                                         --------------
     Loss on sale of manufacturing operations              $(1,362,000)
                                                         ==============


     As a result of this transaction, the Company recorded a charge of $1,362,000 in the quarter ended December 31, 1998. The charge included $885,000 related primarily to employee termination benefits and $548,000 related to estimated health insurance claims on the terminated employees, which $903,000 remained to be paid as of December 31, 1998. During the quarter ended December 31, 1999, the Company determined that health insurance claims were less than originally estimated. This resulted in a reduction in the loss on sale of manufacturing operations and the related accrual of approximately $255,000.

     In addition, the Company recorded a charge of $64,000 and $205,000 related to a change in the exercise terms of stock option agreements in connection with the sale of manufacturing operations for the years ended December 31, 1999 and 1998, respectively.

     Effective October 19, 1999, the Company was reorganized and the Board approved a plan to focus our operations and financial resources on the development of morphogenic protein-based clinical candidates for the treatment of stroke and renal disease. The reorganization charge included $511,000 related primarily to termination benefits in the reduction of employees from 70 to 43. Salaries and termination benefits, either in the form of one-time or periodic payments, were made when the employee ceased employment. These employees were in management, research and development and administrative support. As of December 31, 1999, there was approximately $95,503 of accrued costs, principally representing future cash outlays for employee termination costs. The Company expects to pay these accrued costs by June 2000.


                                        1999                   1998 Sale of
                               Reorganization Charges   Manufacturing Operations
                               ----------------------   ------------------------
Expensed                                                      $1,362,000
Paid                                                            (459,000)
Reversed                                                               -
                                                        ------------------------
Accrued at December 31, 1998                                  $  903,000
                                                        ------------------------
Expensed                             $ 511,000                         -
Paid                                  (415,000)                 (648,000)
Reversed                                     -                  (255,000)
                               ----------------------   ------------------------
Accrued at December 31, 1999         $  96,000                $        -
                               ======================   ========================

CREATIVE BIOMOLECULES, INC. AND ITS SUBSIDIARY
----------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.  SALE OF MANUFACTURING OPERATIONS AND REORGANIZATION CHARGES
    (CONTINUED)

    The following table summarizes the effect to the income statement for Reorganization Charges and Sale of Manufacturing Operations for the year ended December 31, 1999:


          Salaries and termination benefits                         $ 511,000
          Salaries and termination benefits settled
            for amounts less than anticipated                        (255,000)
                                                                   -----------
              Total                                                 $ 256,000
                                                                   ===========

3.   COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENT

     In December 1996, the Company entered into a Research Collaboration and License Agreement with Biogen to collaborate on the development of novel therapeutics based on OP-1 for the treatment of renal disorders. The initial focus of the collaboration was on advancing the development of the Company's morphogenic protein, OP-1, for the treatment of acute and chronic renal failure. Under the agreement, the Company granted to Biogen exclusive worldwide rights to manufacture, market and sell OP-1 and OP-1 products developed through the collaboration for the treatment of renal disease. The agreement provided for $10,500,000 in research funding over a three-year period ending December 31, 1999, of which $7,500,000 had been recognized through December 31, 1998. In December 1998, Biogen and the Company signed an Amendment Agreement and Biogen paid $3,000,000 in research support for the year ending December 31, 1999. The $3,000,000 has been recognized through December 31, 1999. Under the Biogen Amendment, the Company has assumed primary responsibility for the development of the Company's morphogenic protein, OP-1, for the treatment of renal disorders and Biogen retained an option through 1999 to resume responsibility for development of OP-1 as a therapy for chronic renal failure.. As of December 31, 1999, Biogen did not exercise its option, and the Company has assumed all rights to OP-1 renal therapies.

4.   NOTES RECEIVABLE - OFFICERS

     In July 1997, the Company loaned $40,000 to an officer of the Company. The loan was evidenced by a fully secured promissory note bearing interest at the annual rate of 6.65%. Twenty-five percent of the principal and accrued interest was forgiven on February 7, 1998 and then an equal portion of the principal sum and accrued interest was to have been forgiven monthly over the remaining term of thirty-six months, provided the officer was employed by the Company. In July 1998, the Company loaned an additional $10,000 to the officer. In December 1998, as part of a severance agreement, the Company agreed to forgive the remaining principal of $31,700 plus accrued interest. Accordingly, there was a charge of approximately $39,000 in the 1998 statement of operations.

     In September 1996, the Company loaned $350,000 to an officer of the Company. The loan was evidenced by a fully secured promissory note bearing interest at the annual rate of 6.02% and payable in three equal annual installments, plus accrued interest. As of December 31, 1999, the loan has been paid in full.

     On February 8, 2000, the Company loaned to two executive officers an aggregate of $1,131,380, which was equal to the aggregate exercise price of incentive stock options exercised by them on the same date. The officers immediately used these funds to pay the Company the exercise price of such incentive stock options. These full recourse loans each bear interest at an annual rate of 7% and the principal is due and payable on the earlier of May 8, 2002 or 30 days following the sale of the stock purchased with these funds.

CREATIVE BIOMOLECULES, INC. AND ITS SUBSIDIARY
----------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


5.    PLANT AND EQUIPMENT


      Plant and equipment consisted of the following:

                                                                            December 31,
                                                                 -----------------------------------
                                                                       1999               1998
                                                                       ----               ----
      Laboratory equipment and furniture                             $ 5,564,575        $ 4,954,427
      Leasehold improvements                                             764,021            572,319
      Office furniture and equipment                                   2,296,666          2,174,991
                                                                 ----------------    ---------------
                                                                       8,625,262          7,701,737

      Less accumulated depreciation and amortization                  (6,495,104)        (5,776,135)
                                                                 ----------------    ---------------

      Total                                                          $ 2,130,158        $ 1,925,602
                                                                 ================    ===============

      Amounts included in plant and equipment applicable to capital leases were as follows:

                                                                            December 31,
                                                                 ----------------------------------
                                                                       1999               1998
                                                                       ----               ----
      Laboratory equipment and furniture                             $ 1,471,454        $   913,176
      Office furniture and equipment                                     374,683            312,024
                                                                 ----------------    ---------------

                                                                       1,846,137          1,225,200
      Less accumulated amortization                                     (519,766)          (201,094)
                                                                 ----------------    ---------------

      Total                                                          $ 1,326,371        $ 1,024,106
                                                                 ================    ===============

6.    ACCRUED LIABILITIES

      Accrued liabilities consisted of the following:

                                                                              December 31,
                                                                 -----------------------------------
                                                                       1999               1998
                                                                 ----------------    ---------------
      Research collaboration costs                                   $ 1,469,473        $ 1,332,291
      Severance and related costs                                         95,503            903,330
      Other                                                              330,658            272,540
                                                                 ----------------    ---------------

      Total                                                          $ 1,895,634        $ 2,508,161
                                                                 ================    ===============

CREATIVE BIOMOLECULES, INC. AND ITS SUBSIDIARY
----------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.   LEASE OBLIGATIONS

     In October 1997, the Company entered into a master lease agreement to provide for the lease financing for up to $2,000,000 of laboratory and office equipment. In May 1999, the Company extended the master lease agreement, that provides for the sale and leaseback or lease of up to $750,000 of laboratory and office equipment. The lease agreements expire in 2002 and in 2003. The lease commitment expired on December 31, 1999.

     The Company has noncancelable operating lease agreements for office and laboratory space and certain office and laboratory equipment. Rent expense for all operating leases was approximately $841,000, $1,037,000 and $775,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Future minimum lease obligations at December 31, 1999, were as follows:

               Year Ending December 31,                 Capital      Operating
     -------------------------------------------      -----------   -----------

     2000                                             $  503,395    $  735,642
     2001                                                503,395       558,489
     2002                                                460,110       274,558
     2003                                                224,867         8,483
     Thereafter                                                -             -
                                                      -----------   -----------
     Total minimum lease payments                      1,691,767    $1,577,172
     Less amount representing interest                   335,056    ===========
                                                      -----------
     Present value of net minimum lease payments       1,356,711
     Less current portion                                347,323
                                                      -----------
     Long-term obligations under capital leases       $1,009,388
                                                      ===========

8.   SERIES 1998/A PREFERRED STOCK AND WARRANTS

     On May 27, 1998 (the "Issue Date"), the Company completed a private placement with three institutional investors (the "Investors") for the sale of 25,000 shares of Series 1998/A Preferred Stock, $.01 par value per share (the "Series 1998/A Preferred Stock"), with a stated value of $1,000 per share resulting in gross proceeds of $25,000,000. Issuance costs totaled approximately $1,382,000 (offset against the Series 1998/A Preferred Stock proceeds in the accompanying balance sheet at December 31, 1998), resulting in net proceeds of approximately $23,618,000. Accretion on Series 1998/A Preferred Stock for the year ended December 31, 1998 was $987,000 and includes $733,000, calculated at the rate of 5% per annum of the stated value of the outstanding Series 1998/A Preferred Stock from May 27, 1998 and $254,000 of accretion of issuance costs related to the sale of Series 1998/A Preferred Stock.

     Through May 7, 1999 the holders converted a total of 4,514 shares of Series 1998/A Preferred Stock into 2,043,765 shares of Common Stock. On May 7, 1999, we repurchased 20,486 shares, which represented all of the then outstanding Series 1998/A Preferred Stock following final conversions, for approximately $22,470,000 in cash. Accretion and Repurchase Costs on Series 1998/A Preferred Stock was $21,396,000 for the year ended December 31, 1999, and included the following: $385,000 calculated at the rate of 5% per annum of the stated value of the outstanding Series 1998/A Preferred Stock; $144,000 of accretion of issuance costs related to the sales of Series 1998/A Preferred Stock; and as a result of the repurchase of the Series 1998/A Preferred Stock on May 7, 1999, a one-time

CREATIVE BIOMOLECULES, INC. AND ITS SUBSIDIARY
----------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.  SERIES 1998/A PREFERRED STOCK AND WARRANTS (CONTINUED)

     charge of approximately $1,867,000 recorded in the second quarter of 1999 which represents accretion of the Series 1998/A Preferred Stock up to its repurchase amount and accretion of all remaining issuance costs. As a result of this transaction, the Series 1998/A Preferred Stock has been retired and there will be no subsequent conversions into Common Stock.

     Warrants - In connection with a private placement offering in 1994 and 1995, the Company sold 1,130,000 warrants, each to purchase one share of Common Stock. Each warrant is exercisable for a period of five years from the date of issuance at an exercise price of $2.385. During the year ended December 31, 1999, 397,326 warrants were exercised. Proceeds to the Company were approximately $948,000. At December 31, 1999, warrants to purchase 414,270 shares of Common Stock are outstanding, while 30,000 warrants expired unexercised in 1999.

9.   STOCK PLANS

     Stock Option Plans - In May 1987, the Company established the 1987 Stock Plan ("1987 Plan") and terminated the 1983 Incentive Stock Option Plan ("1983 Plan") such that no further grants of options could be made thereunder. The 1987 Plan was subsequently amended to increase the number of shares of Common Stock authorized for issuance thereunder. A total of 6,800,000 shares of Common Stock had been reserved for issuance under the 1987 Plan upon the exercise of options or in connection with awards or direct purchases of stock. On June 30, 1999, the 1987 Plan expired. At December 31, 1999, there were no shares available for grant under the 1987 Plan.

     In April 1998, the Board of Directors adopted and in June 1998, the stockholders of the Company approved the 1998 Stock Plan ("1998 Plan") which permits the granting of incentive and non-qualified stock options. The number of shares of Common Stock subject to issuance under the 1998 Plan is 3,000,000. At December 31, 1999, 1,651,300 shares were available for grant under the 1998 Plan.

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

     Director Plan - The 1992 Non-Employee Director Non-Qualified Stock Option Plan ("Director Plan") provides for the granting of options to non-employee directors. The Director Plan was amended and approved by the stockholders of the Company in June 1999 increasing the number of shares of Common Stock authorized for issuance under the Plan from 300,000 to 500,000 shares. At December 31, 1999, 260,000 shares were available for grant under the Director Plan.

     On February 8, 2000, the Board of Directors approved the immediate acceleration of vesting of certain unvested stock options held by the Company's executive officers and outside directors and the extension of the exercise period for one year.

CREATIVE BIOMOLECULES, INC. AND ITS SUBSIDIARY
----------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.    STOCK PLANS (CONTINUED)

     Activity under the stock option and director plans is summarized as follows:


                                                                                                           Weighted
                                                                                                           Average
                                                                                        Number          Exercise Price
                                                                                      of Shares           Per Share
                                                                                     -------------      --------------
     Outstanding, January 1, 1997                                                      4,490,407             $4.29
     Granted                                                                             964,500              8.72
     Exercised                                                                          (301,176)             3.42
     Canceled                                                                           (137,384)             6.61
                                                                                     -------------
     Outstanding, December 31, 1997                                                    5,016,347              5.13
     (2,593,897 exercisable at a weighted average price of $4.04 per share)

     Granted                                                                           1,391,675              4.70
     Exercised                                                                          (211,923)             2.04
     Canceled                                                                           (431,294)             7.78
                                                                                     -------------
     Outstanding, December 31, 1998                                                    5,764,420              4.94
     (3,505,894 exercisable at a weighted average price of $4.53 per share)          =============


     Granted                                                                           1,161,450              3.07
     Exercised                                                                          (433,804)             1.80
     Canceled                                                                           (791,294)             6.78
                                                                                     -------------
     Outstanding, December 31, 1999                                                    5,700,772              4.54
     (3,535,297 exercisable at a weighted average price of $4.64 per share)          =============


     The table below summarizes options outstanding and exercisable at December 31, 1999:

                                        Options Outstanding               Options Exercisable
                            -----------------------------------------  ---------------------------
                                            Weighted
                                             Average       Weighted     Exercisable     Weighted
                                            Remaining       Average        As of        Average
          Range of             Number of    Contractual     Exercise    December 31,    Exercise
       Exercise Price           Options        Life          Price         1999           Price
     ------------------     -------------  -------------  -----------  --------------  -----------
     $0.35 - $2.25            1,185,489         4.8          $2.01         872,739       $1.94
     $2.26 - $4.50            2,502,400         7.1           2.96       1,348,740        2.86
     $4.51 - $6.75              452,000         6.6           5.50         263,650        5.54
     $6.76 - $9.00              698,818         6.3           7.74         367,218        7.83
     Over $9.00                 862,025         5.2           9.55         682,950        9.54
                            -------------  -------------  -----------  --------------  -----------

     Total                    5,700,772         6.2          $4.54       3,535,297       $4.64
                            =============  =============  ===========  ==============  ===========

CREATIVE BIOMOLECULES, INC. AND ITS SUBSIDIARY
----------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.   STOCK PLANS (CONTINUED)

     Employee Stock Purchase Plan - The Employee Stock Purchase Plan permits eligible employees to purchase Common Stock of the Company up to an aggregate of 750,000 shares. During the year ended December 31, 1999, 65,121 shares were issued under this plan at the fair market value prices of $2.84 and $2.95 per share; during the year ended December 31, 1998, 105,815 shares were issued under this plan at prices of $3.90 and $2.90 per share and during the year ended December 31, 1997, 62,950 shares were issued under this plan at prices of $6.08 and $5.84 per share. In June 1998, the stockholders of the Company voted to amend the Employee Stock Purchase Plan to increase by 250,000 from 500,000 to 750,000 the aggregate number of shares of Common Stock which may be purchased by eligible employees.

     Stock-Based Compensation - As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB 25 and its related interpretations. Accordingly, no compensation expense has been recognized in the consolidated financial statements at the date of grant for employee stock option arrangements. The Company recorded a charge of $64,000 and $205,000 related to a change in the exercise terms of stock option agreements in connection with the sale of manufacturing operations for the years ended December 31, 1999 and 1998, respectively.

     Under SFAS 123, "Accounting for Stock-Based Compensation," the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following assumptions: expected life, six months following total vesting; stock volatility, 94% in 1999 and 1998, and 71% in 1997; risk free interest rates, 6.4% in 1999, 4.7% in 1998 and 5.4% in 1997; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures for broad-based grants are estimated at 2% per year and adjusted to actual as they occur. Forfeitures for grants to executives are recognized as they occur. The weighted average fair value of options granted was $2.26, $3.49 and $5.11 in 1999, 1998 and 1997 respectively. If the computed fair values of the 1999, 1998 and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $14,804,644 or a net loss of $0.40 per share (basic and diluted) for the year ended December 31, 1999, $25,466,000 or a net loss of $0.79 per share (basic and diluted) for the year ended December 31, 1998 and $19,892,000 or a net loss of $0.60 per share (basic and diluted) for the year ended December 31, 1997.

     The Company also granted stock options to non-employee consultants in 1997. These options were valued based on the fair value of the options granted. Total compensation expense recognized related to these options was $254,000 in 1997. The Company did not grant stock options to non-employee consultants in 1998 and in 1999.

CREATIVE BIOMOLECULES, INC. AND ITS SUBSIDIARY
----------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


10.  INCOME TAXES

     No income tax provision or benefit has been provided for federal income tax purposes as the Company has incurred losses since inception. As of December 31, 1999, the Company had available federal and state net operating loss carryforwards of approximately $81,700,000 for income tax purposes. In addition, the Company had approximately $1,837,000 of unused investment and research and development tax credits. These net operating loss and tax credit carryforwards will expire at various dates between 2000 and 2020.

     The components of deferred income taxes at December 31, 1999 and 1998 consisted primarily of the following:


                                                      1999             1998
                                                 --------------   --------------
     Deferred Tax Assets:
     Net operating loss carryforwards             $ 32,916,000     $ 30,600,000
     Investment credit and research and                               1,600,000
       Development tax credit carryforwards          1,837,000
     Research and development expenditures          11,929,000        9,800,000
     Other                                             124,000
                                                 --------------   --------------
     Total                                        $ 46,806,000     $ 42,000,000
     Valuation allowance                           (46,806,000)     (42,000,000)
                                                 --------------   --------------
     Net deferred tax assets                      $         -      $          -
                                                 ==============   ==============


     The Company has not yet achieved profitable operations. In addition, the future availability of the Company's tax benefits may be significantly limited under Section 382 of the Internal Revenue Code. Section 382 limits the use of net operating loss carryforwards, credit carryforwards and certain other tax attributes as a result of changes in a company's ownership. Accordingly, management believes that the tax benefits as of December 31, 1999 and 1998 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net asset.

11.  ROYALTY AGREEMENTS

     The Company has entered into various license agreements which require the Company to pay royalties based upon a set percentage of certain product sales and license fee revenue subject, in some cases, to certain minimum amounts. Total royalty expense approximated $23,000 for the years ended December 31, 1999 and 1998 and $37,000 for the year ended December 31, 1997.

12.  RETIREMENT SAVINGS PLAN

     The Company has a 401(k) retirement savings plan covering substantially all of the Company's employees. Matching Company contributions are at the discretion of the Board of Directors. The Board of Directors authorized matching contributions up to 3% of participants' salaries amounting to approximately $160,000, $286,000 and $250,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

CREATIVE BIOMOLECULES, INC. AND ITS SUBSIDIARY
----------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


13.  SUBSEQUENT EVENT

     On February 15, 2000, the Company announced that it will merge with Ontogeny, Inc., and Reprogenesis, Inc., to form a public company named Curis, Inc. Under the terms of the merger, which is subject to stockholder approval, Creative's stockholders will receive three Curis shares for every ten shares of Creative Common Stock. Following completion of the transaction, Creative's stockholders will hold approximately 43%, Ontogeny's stockholders will hold approximately 38% and Reprogenesis' stockholders will hold approximately 19% of Curis. Curis, the successor to Creative, will record the merger as a purchase of Reprogenesis and Ontogeny. The merger is expected to close in June 2000.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

Item 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

Information Concerning Current Directors, Nominees and Executive Officers

Information regarding our executive officers and directors on February 25, 2000, is set forth below as of that date:


Name                             Age                      Position
----                             ---                      --------
Michael M. Tarnow..............   55  Chief Executive Officer, President and Director
Brian H. Dovey.................   58  Chairman of the Board and Director
Charles Cohen, Ph.D............   49  Chief Scientific Officer and Director
Steven L. Basta................   34  Vice President, Finance and Business Development
Carl M. Cohen, Ph.D............   54  Vice President, Research and Development
Cheryl K. Lawton...............   39  General Counsel and Vice President,
Jeremy L. Curnock Cook.........   50  Administration
Martyn D. Greenacre............   58  Director
Suzanne Denbo Jaffe............   56  Director
Michael Rosenblatt, M.D........   52  Director
James R. Tobin ................   55  Director

-------------

Michael M. Tarnow joined us as President, Chief Executive Officer and Director in July 1995. Prior to joining us, Mr. Tarnow was a career pharmaceutical executive at Merck & Co., Inc., beginning in 1973. From 1988 to 1990, Mr. Tarnow headed Merck's worldwide business development activities as Executive Director of Corporate Development. In 1990, he was appointed President and CEO of Merck Frosst Canada, Merck's Canadian subsidiary. In 1994, Mr. Tarnow returned to the United States as Executive Vice President of Medco Containment Services and Merck Managed Care, where he was responsible for initiating managed care programs in several international markets. Mr. Tarnow received his J.D. from the University of Illinois and bachelor's degree from Wayne State University. He also serves as a director of Novopharm Biotech, Inc., NeuroVir, Inc. and Xenon Bioresearch, Inc.

Brian H. Dovey has served as Chairman of the Board since January 1995 and as a member of our Board of Directors since September 1992. Since 1988 Mr. Dovey has been General Partner of Domain Associates, a venture capital firm, affiliates of which are stockholders of the Company. From 1983 to 1988, Mr. Dovey was employed at Rorer Group Inc., now Rhone-Poulenc Rorer Inc., where he held various management positions, most recently as President. He also serves as a director of Connetics Corporation, Geron Corporation, NABI, Inc., Trimeris, Inc. and Vivus, Inc.

Charles Cohen, Ph.D., one of the founders, has served as Chief Scientific Officer since June 1990 and as a member of our Board of Directors since April 1982. Dr. Cohen previously served as Chief Executive Officer from January 1985 to December 1991 and from November 1993 to July 1995, President from January 1985 to December 1991 and from January to July of 1995, Chairman of the Board from June 1990 to January 1995 and Vice President and Scientific Director from April 1982 to January 1985. Prior to co-founding us, he was Manager of Biochemical Development for Waters Associates, a manufacturer of chromatography and filtration equipment, then a subsidiary of Millipore Corporation. He also serves as a director of Exelixis Pharmaceuticals, Inc. and Xenon Bioresearch, Inc. Dr. Cohen received his Ph.D. in Basic Medical Science from New York University School of Medicine. Dr. Cohen served as a Research Fellow in the University of Virginia's Department of Biophysics and Biochemistry.

Steven L. Basta has served as Vice President, Finance and Business Development, and as our Chief Financial Officer, since January 1999. Mr. Basta previously served as Vice President, Corporate Development and Investor Relations from February 1997 to January 1999. Prior to joining us, he was associated with Jundt

Associates, an investment management firm, from July 1996 to December 1996. From September 1990 to June 1996, Mr. Basta held several positions with The Immune Response Corporation including Executive Director of Product Development from 1994 to 1996, Program Director for an HIV research joint venture from 1992 to 1993, and Director of Investor Relations and Market Development from 1991 to 1992. From 1988 to 1990, he served as an Associate with Dillon, Read & Co, Inc. He received an M.B.A. from the Kellogg Graduate School of Management of Northwestern University.

Carl M. Cohen, Ph.D. has served as Vice President, Research and Development since January 1999. Dr. Cohen previously served as Vice President, Research from November 1997 to January 1999. Prior to joining us, he has served as Acting Chairman, Department of Biomedical Research since 1996, Chief, Division of Cellular and Molecular Biology, Department of Biomedical Research from 1979 to 1997 and Associate Chairman, Department of Biomedical Research since 1983 at St. Elizabeth's Medical Center of Boston. In addition, he has served as a Professor, Department of Medicine and Department of Anatomy and Cellular Biology since 1991 at Tufts University School of Medicine. Dr. Cohen received his Ph.D. in Biophysics Research from Harvard University.

Cheryl K. Lawton has served as Vice President and General Counsel since January 1997 and General Counsel and Vice President, Administration since January 1999. Prior to joining us, she served as Vice President beginning in January 1996, General Counsel beginning in April 1995 and Associate General Counsel from May 1994 to April 1995 at MediSense, Inc., an international medical device manufacturing company. From November 1989 to April 1994 she held various legal positions and last served as Assistant General Counsel at Damon Corporation, a clinical laboratory service provider. Ms. Lawton received her J.D. from Suffolk University School of Law.

Jeremy L. Curnock Cook has been a member of our Board of Directors since January 1995. He is currently a director of Rothschild Asset Management Limited which acts as a manager to International Biotechnology Trust, of which he is also a Director. In 1975 Mr. Curnock Cook founded and became Managing Director of The International Biochemical Group Ltd., a company engaged in applied biotechnology, which was subsequently acquired by Royal Dutch/Shell Group of Companies in 1985. He also serves as a director of Cell Therapeutics, Ribozyme Pharmaceuticals, Inc., Angiotech Pharmaceuticals, Inc. and Targeted Genetics Corp.

Martyn D. Greenacre has been a member of our Board of Directors since June 1993. He is currently Chief Executive Officer and President of Delsys Pharmaceutical Corporation. From 1993 to 1996, Mr. Greenacre was President and Chief Executive Officer of Zynaxis, Inc., a biopharmaceutical company. Prior to Zynaxis, from 1973 through 1992, he was with SmithKline Beecham where he held several senior management positions, most recently as chairman of European operations. He also serves as a director of Delsys Pharmaceutical Corp. and GENSET, S.A.

Suzanne Denbo Jaffe has been a member of our Board of Directors since January 1997. She currently serves as President of S.D.J. Associates, Inc. From 1994 to 1999, Ms Jaffe was Managing Director of Hamilton & Co., an investment management consulting firm. From 1985 to 1993 Ms. Jaffe was a Managing Director of Angelo, Gordon & Co., L.P., a money management firm. From 1983 to 1985 she was Deputy Comptroller of New York State. She served under President Reagan on the Board of Trustees of the Social Security and Medicare Trust Funds and also was a member of the ERISA Advisory Council of the Department of Labor. She is currently a director of Axel Johnson, Inc. and Research Corporation.

Michael Rosenblatt, M.D. has been a member of our Board of Directors since June 1993. From 1992-1998, Dr. Rosenblatt served as the Robert H. Ebert Professor of Molecular Medicine at the Harvard Medical School and the director of the Harvard-MIT Division of Health Sciences and Technology. He has served since 1992, and currently serves as Chief of the Division of Bone and Mineral Metabolism at Beth Israel Deaconess Medical Center. Since 1993, he has also been a faculty member in the department of Biological Chemistry and Molecular Pharmacology, Division of Medical Sciences at Harvard University. From 1996-1999, he was the executive director of the Carl J. Shapiro Institute for Education and Research at Harvard Medical School and Beth Israel Deaconess Medical Center. Since 1996, he has been Harvard faculty dean for academic programs at the Beth Israel Deaconess Medical Center. He is now the President (interim) of Beth Israel Deaconess

Medical Center and the George R. Minot Professor of Medicine at Harvard Medical School. Prior to 1992, Dr. Rosenblatt was the Senior Vice President for Research at Merck Research Laboratories, a pharmaceutical company. He also serves as a director of ArQule, Inc.

James R. Tobin has been a member of our Board of Directors since January 1995. He is currently Chief Executive Officer and President of Boston Scientific Corporation. He served as President and Chief Executive Officer from February 1997 to December 1998 and President and Chief Operating Officer of Biogen from February 1994 to February 1997. Prior to joining Biogen, Mr. Tobin was with Baxter International Inc., a health care products company, where he served as President and Chief Operating Officer from 1992 to 1994 as Executive Vice President from 1988 to 1992 and in various management positions prior to 1988. He also serves as a director of Pathogenesis Corporation, Boston Scientific Corporation and PE Corporation.

Officers are elected and serve at the discretion of the Board of Directors. There are no family relationships among any of the directors and executive officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Compliance with Section 16(a) of the Securities Exchange Act of 1934, requires our directors and officers, and persons who own more than ten percent of our Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Directors and Executive Officers

Director Compensation

Standard Arrangements. For their services to us, our non-employee directors of the Company receive cash payments in the amount of an annual retainer of $10,000 and $1,000 for each Board meeting attended in person. Non-employee directors who are members of a committee of the Board receive $1,000 for each committee meeting attended on a day other than a day on which a Board meeting is held. There are no cash payments for participation in Board or committee meetings held by telephone conference call. Directors who are employed by us do not receive compensation for attendance at Board or committee meetings. Directors are reimbursed for any expenses incurred attendant to Board membership.

Pursuant to our 1992 Non-Employee Director Non-Qualified Stock Option Plan, or the Director Plan, provides that each non-employee director will be granted an option to purchase 20,000 shares of Common Stock upon election to the Board of Directors. In addition, the Director Plan provides the grant of an annual option to purchase 5,000 shares of Common Stock to each non-employee member of the Board serving as of the Annual Meeting. All of the options under the Director Plan are granted at the fair market value of the Common Stock on the date the option is granted. All of the options granted under the Director Plan vest at the rate of 25% on each of the first four anniversaries after the date of grant.

Executive Compensation

Compensation which was earned for services in all capacities for the years ended December 31, 1999, 1998 and 1997 and which we paid to or accrued for the Chief Executive Officer during 1999 and each of our four other most highly compensated executive officers for service rendered during such periods, is set forth in the following table.

                                              Summary Compensation Table
                                                                                         Long-Term
                                                 Annual Compensation                Compensation Awards
                                      -----------------------------------------   ------------------------
                                                                                  Restricted   Securities
                                                                Other Annual         Stock     Underlying       All Other
                                       Salary        Bonus      Compensation        Awards       Options      Compensation
Name and Principal Position     Year   ($)(1)         ($)          ($)(2)           ($)(3)       (#)(4)            ($)
------------------------------  ----  --------      --------    ------------     -----------    ---------     ------------
Michael M. Tarnow(5)            1999  $352,917      $200,000              -                -      200,000        $5,000 (6)
  President and                 1998   330,000       176,625              -           24,375       81,000         4,750 (6)
  Chief Executive Officer       1997   315,000       133,000     75,500 (5)                -            -         4,500 (6)

Charles Cohen, Ph.D.            1999   293,333       175,000              -                -      150,000         5,000 (6)
  Chief Scientific Officer      1998   275,000       140,375              -           14,625       67,000         4,500 (6)
                                1997   262,500       102,000              -                -            -         4,500 (6)

Carl M. Cohen, Ph.D.(7)         1999   200,000        30,000              -                -       75,000         5,000 (6)
   Vice President, Research     1998   176,000        24,000              -                -       75,000                -
    and Development             1997    29,333        10,000              -                -      100,000                -

Cheryl K. Lawton                1999   178,083        30,000              -                -       75,000         5,000 (6)
   General Counsel and Vice     1998   157,000        56,875              -           14,625      125,000         3,494 (6)
    President, Administration   1997   145,481        30,000              -                -       70,000                -

Steven L. Basta                 1999   157,583        30,000              -                -       75,000         5,000 (6)
  Vice President, Finance and   1998   131,000        37,500              -                -      125,000        25,950 (8)
  Business Development          1997   108,414        17,000              -                -       50,000        42,760 (8)

_____
(1) The amounts shown include the individual's before-tax contributions to our 401(k) retirement plan.

(2) Unless included in the table, non-cash benefits were less than the lesser of 10% of each such person's respective cash compensation or $50,000.

(3) Represents issue of 10,000 shares of Common Stock to Mr. Tarnow and 6,000 shares of Common Stock each to Dr. Charles Cohen and Ms. Cheryl Lawton.

(4) Options to purchase the number of shares shown were granted pursuant to our 1987 Stock Plan and 1998 Stock Plan.

(5) Mr. Tarnow joined us in July 1995. The amounts reported as Other Annual Compensation in fiscal 1997 consist of reimbursed relocation and related expenses, including reimbursement of related income taxes.

(6)  Consists of matching 401(k) contributions.

(7)  Dr. Carl Cohen joined us in November 1997.

(8) Mr. Basta joined us in February 1997. The amounts reported as Other Annual Compensation in fiscal 1997 and 1998 consist of reimbursed relocation expenses.

Option Grants

The following table shows, as to each person named, the options to purchase Common Stock granted by us under the 1987 Stock Plan and 1998 Stock Plan in fiscal year 1999.

                       Option Grants in Last Fiscal Year

                                                                                                   Potential Realizable Value
                                                                                                     at Assumed Annual Rates
                                                                                                   of Stock Price Appreciation
                                                     Individual Grants                                 for Option Term (2)
                                 ---------------------------------------------------------      ----------------------------------
                                                    % of Total
                                   Number of          Options
                                   Securities       Granted to
                                   Underlying        Employees      Exercise
                                     Options         in Fiscal         Price    Expiration
Name                               Granted (#)         Year         ($/Share)      Date           0% ($)       5% ($)      10% ($)
----                               -----------         ----         ---------   ----------        ------       ------      -------
Michael M. Tarnow                200,000 (1)(3)       17.2%          $3.00       2/12/2009        $    -      $377,337    $956,245

Charles Cohen, Ph.D.             150,000 (1)(3)       12.9%           3.00       2/12/2009             -       283,033     717,184

Carl M. Cohen, Ph.D.              75,000 (1)(3)        6.5%           3.06      11/09/2009         3,563       150,252     375,303

Cheryl K. Lawton                  75,000 (1)(3)        6.5%           3.06      11/09/2009         3,563       150,252     375,303

Steven L. Basta                   75,000 (1)(3)        6.5%           3.06      11/09/2009         3,563       150,252     375,303

----------

(1) These options are stock options granted under our 1998 Stock Plan at fair market value. Mr. Tarnow's and Dr. Charles Cohen's options become exercisable as to 25% on February 12, 2000 and thereafter vest in equal annual portions through February 12, 2003. Ms. Lawton's and Mr. Basta's and Dr. Carl Cohen's options become exercisable as to 25% on November 9, 2000 and thereafter vest in equal annual portions through November 9, 2003. These options were amended as described in note (3) below.

(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 0%, 5% and 10% compounded annually from the date the respective options were granted.

(3) On February 8, 2000, the Board of Directors approved amendments to certain stock option agreements of each of Mr. Tarnow, Dr. Charles Cohen, Dr. Carl Cohen, Ms. Lawton, and Mr. Basta. The amendments provided for the immediate acceleration of all their unvested stock options and to provide that upon such person's termination of employment in connection with the proposed merger into Curis, all vested stock options will remain exerciseable for up to one year following the date of such termination.
     As of February 8, 2000:

     . Mr. Tarnow held options to purchase 1,473,747 shares of Common Stock after giving effect to his exercise of options to purchase 180,243 shares on that date;

     . Dr. Charles Cohen held options to purchase 1,051,555 shares of Common Stock after giving effect to his exercise of options to purchase 285,445 shares on that date;

     .    Dr. Carl Cohen held options to purchase 250,000 shares of Common
          Stock;

     .    Ms. Lawton held options to purchase 270,000 shares of Common Stock;
          and

     .    Mr. Basta held options to purchase 250,000 shares of Common Stock.

Aggregated Option Exercises and Fiscal Year End Option Values

The following table shows, as to each person named, the aggregated stock options exercised under our stock option plans in fiscal year 1999 and year-end values.


                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values


                                                              Number of
                             Shares                     Securities Underlying        Value of Unexercised
                            Acquired                     Unexercised Options         In-the-Money Options
                               on           Value      at Fiscal Year-End (#)      at Fiscal Year-End ($)(2)
                            Exercise      Realized   --------------------------   --------------------------
Name                           (#)         ($)(1)    Exercisable  Unexercisable   Exercisable  Unexercisable
----                        --------      --------   -----------  -------------   -----------  -------------
Michael M. Tarnow                  -            -     1,113,240      340,750       $1,775,707    $340,000
Charles Cohen, Ph.D.          41,667       79,167       856,750      280,250        1,271,145     255,000
Carl M. Cohen, Ph.D.               -            -        68,750      181,250           47,063     264,000
Cheryl K. Lawton                   -            -        66,250      203,750           47,063     264,000
Steven L. Basta                    -            -        56,250      193,750           47,063     264,000

(1) Based upon the closing price of our Common Stock on various dates of exercise as reported by The Wall Street Journal. The options each had an exercise price equal to the fair market value of our Common Stock on the date the options were granted. The value realized upon exercise of the options resulted directly from appreciation in our stock price during the optionee's tenure with us.

(2) Based upon the $4.9375 closing price of our Common Stock on December 31, 1999, as reported by The Wall Street Journal. The options each had an exercise price equal to the fair market value of our Common Stock on the dates the options were granted. The valuation of the unexercised in-the-money options results directly from appreciation in our stock price during the optionee's tenure with us.


Employment Agreements

We have entered into an employment agreement with Michael M. Tarnow pursuant to which Mr. Tarnow has agreed to serve as our President and Chief Executive Officer at a current annual base salary of $355,000 (subject to increase), plus an annual performance bonus at the discretion of the Board of Directors of up to 60% of his annual salary. Our agreement with Mr. Tarnow was for an initial two-year term ending on July 16, 1997 and thereafter for successive one year periods, unless terminated by either party by prior written notice of at least 90 days. Notwithstanding the foregoing, the employment agreement may be terminated for cause. In the event that we terminate Mr. Tarnow's employment other than for cause or Mr. Tarnow is constructively terminated by having his authority and role materially reduced or by no longer serving as our President and Chief Executive Officer or as a Director, we have agreed to pay his salary for a period of twelve months after the date of termination and have agreed to pay a pro rata portion of his annual bonus through the date of his termination. Pursuant to this agreement, Mr. Tarnow was granted options to purchase 1,000,000 shares of our Common Stock. The options became exercisable as to 20% immediately and thereafter vest in equal annual portions through July 16, 1999.

We have entered into an employment agreement with Dr. Charles Cohen pursuant to which we retained Dr. Cohen's services at a current annual salary of $295,000 (subject to increase) and a target annual bonus of 60% of his annual salary based on performance. Our original agreement with Dr. Cohen was for an initial term ending on December 31, 1993 and thereafter continues for additional periods of one year, unless at anytime during the term such agreement is terminated by either party by written notice of not less than 90 days. Notwithstanding the foregoing, the employment agreement may be terminated for cause. In the event we terminate Dr. Cohen's employment other than for cause, or Dr. Cohen terminates his employment as a result of breach by us or in certain other limited circumstances constituting a constructive termination, the Company has agreed to pay his salary at the annual rate in effect on the date of termination for twelve months after the date of termination or, if sooner, the date of his employment by a third party.

We have entered into an employment agreement with Dr. Carl Cohen, which agreement provides for a current annual salary of $212,000 (subject to increase), plus a bonus to be determined annually based upon mutually agreed objectives. Pursuant to this agreement, Dr. Cohen was granted stock options to purchase 100,000 shares of Common Stock vesting annually over four years.

We have entered into an employment agreement with Cheryl K. Lawton, which agreement provides for a current annual salary of $191,000 (subject to increase), plus a bonus to be determined annually based upon mutually agreed objectives. Pursuant to this agreement, Ms. Lawton was granted stock options to purchase 70,000 shares of Common Stock vesting annually over four years.

We have entered into an employment agreement with Steven L. Basta, which agreement provides for a current annual salary of $170,000 (subject to increase), plus a bonus to be determined annually based upon mutually agreed objectives. Pursuant to this agreement, Mr. Basta was granted stock options to purchase 50,000 shares of Common Stock vesting annually over four years.

On February 8, 2000, the Board of Directors approved amendments to certain stock option agreements of our directors and executive officers to provide for the immediate acceleration of all their unvested stock options and to provide that upon such person's termination of employment or removal from the board of directors, as applicable, in connection with the merger into Curis, all vested stock options will remain exerciseable for up to one year following the date of such termination or removal, as applicable.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Mr. Tobin, Mr. Dovey and Dr. Rosenblatt. None of our executive officers is a member of the Compensation Committee. There are no interlocks between the members of the Compensation Committee and our executive officers.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 10, 2000, by (i) each stockholder known by us to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each of our directors, (iii) each of our executive officers named in the Summary Compensation Table herein, and (iv) all directors and current executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares.

                                                                                  Number           Percent
                                                                                 of Shares        of Class
                                                                               Beneficially     Beneficially
Name and Address of Beneficial Owner**                                           Owned(1)         Owned(1)
--------------------------------------                                         ------------     ------------
Entities associated with Apax Partners(2)...................................     3,423,022           9.0%
  15 Portland Place
  London, United Kingdom
Biotechnology Investments Limited(3)........................................     2,266,122           5.9
  St. Julian's Court
  St. Peter's Port
  Guernsey, Channel Islands
Michael M. Tarnow(4)........................................................     1,690,990           4.3
Steven L. Basta(5)..........................................................       264,449             *
Carl M. Cohen, Ph.D.(11)....................................................       250,000             *
Charles Cohen, Ph.D.(6).....................................................     1,644,830           4.2
Jeremy L. Curnock Cook(7)...................................................        50,000             *
  5 Arrows House
  St. Swithin's Lane
  London, United Kingdom
Brian H. Dovey(8)...........................................................     1,375,861           3.6
  One Palmer Square
  Princeton, NJ 08542
Martyn D. Greenacre(11).....................................................        50,000             *
Suzanne Denbo Jaffe(11).....................................................        50,000             *
Cheryl K. Lawton(9).........................................................       278,692             *
Michael Rosenblatt, M.D.(11)................................................        60,000             *
James R. Tobin(10)..........................................................        50,000
All directors and current executive officers as a group (11 Persons) (11)...     5,764,822          13.8

-------------

* Less than 1%
** Addresses are given for beneficial owners of more than 5% of the outstanding Common Stock only.

(1) Applicable percentage of ownership is based on 38,231,502 shares of Common Stock outstanding as of March 10, 2000, together with applicable options or warrants for such stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants which are currently exercisable or convertible or which will become exercisable or convertible within sixty (60) days after March 10, 2000, are deemed outstanding for computing the beneficial ownership of the person holding such option or warrant but are not outstanding for computing the beneficial ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Includes 258,661 shares held by Banque Wormser Freres, Custodian for Apax CR IIA; 102,791 shares held by Banque Wormser Freres, Custodian for Apax CR IIC; 597,566 shares of Common Stock held by Coutts & Co (Jersey) Limited, Custodian for Apax Ventures II, Ltd.; 1,353,365 shares held by Apax Funds Nominees Ltd. "A" Account, Custodian for Apax Ventures III Trust and Apax Funds Nominees Ltd. "A" Account, Custodian for Apax Ventures III International Partners, L.P.; 1,037,583 shares held by Apax Funds Nominees Ltd. "B" Account, Custodian for Apax Ventures IV Trust and Apax Funds Nominees Ltd. "B" Account, Custodian for Apax Ventures IV International Partners, L.P., and 73,056 shares held by MMG Conseil (collectively "Entities associated with Apax Partners"). Ronald Cohen is a director of Apax Partners & Co. Ventures Ltd., and he may be deemed to be the beneficial owner of 3,126,284 shares of Common Stock (after giving effect to the exercise of warrants). The address for Banque Wormser Freres, Custodian for Apax CR IIA, Apax CR IIC and MMG Conseil, is No. 45 Avenue Kleber, Paris, 75116 France; the address for Coutts & Co (Jersey) Limited, Custodian for Apax Ventures II, Ltd., is 23/25 Broad Street, St. Helier, Jersey, Channel Islands, and the address for Apax Funds Nominees Ltd. "A" Account, Custodian for Apax Ventures III Trust and Apax Ventures III International Partners, L.P., and for Apax Funds Nominees Ltd. "B" Account, Custodian for Apax Ventures IV Trust and Apax Ventures IV International Partners, L.P., is 62 Green Street, London, United Kingdom. The address for Mr. Cohen and Apax Partners & Co. Ventures Ltd. is 15 Portland Place, London, United Kingdom. The information in the chart and in this footnote, other than the percentage of class beneficially owned, is based solely on information provided by counsel for the entities and persons listed in this footnote under a Stockholders' Agreement dated February 18, 2000.

(3) Includes 2,266,122 shares of Common Stock beneficially owned by Biotechnology Investments Limited ("BIL"). Rothschild Asset Management Limited, a company with which Jeremy Curnock Cook is affiliated, and BIL have agreed to terminate Rothschild's financial advisory relationship with BIL in connection with BIL's reorganization.

(4) Includes 217,243 shares of Common Stock, of which 10,000 shares are restricted, and 1,473,747 shares of Common Stock subject to options exercisable on March 10, 2000 or within 60 days thereafter.

(5) Includes 14,449 shares of Common Stock and 250,000 shares of Common Stock subject to options exercisable on March 10, 2000 or within 60 days thereafter.

(6) Includes 531,275 shares of Common Stock owned directly by Dr. Cohen, 50,000 shares of Common Stock owned by Dr. Cohen's wife, 12,000 shares of Common Stock owned by Dr. Cohen's children, and 1,051,555 shares of Common Stock subject to options exercisable on March 10, 2000 or within 60 days thereafter.

(7) Includes 50,000 shares of Common Stock subject to options exercisable on March 10, 2000 or within 60 days thereafter. Does not include 2,266,122 shares of Common Stock beneficially owned by BIL due to the termination of the advisory relationship between BIL and Rothschild Asset Management

     Limited in connection with the reorganization of BIL. Mr. Curnock Cook is also a shareholder, but is not an officer or director, of BIL. Rothschild Asset Management (C.I.) Limited is a wholly-owned subsidiary of Rothschild Asset Management Limited. Mr. Curnock Cook disclaims beneficial ownership of the shares owned by BIL. See Note 3.

(8) Includes 1,188 shares of Common Stock owned directly by Mr. Dovey, 70,000 shares of Common Stock subject to options exercisable on March 10, 2000 or within 60 days thereafter and 1,304,673 shares of Common Stock held by Entities associated with Domain Associates, L.L.C. Mr. Dovey is a Managing Member of Domain Associates, L.L.C. and a General Partner of the general partner of the Entities associated with Domain Associates, L.L.C. and may be deemed to be the beneficial owner of shares owned by the Entities associated with Domain Associates, L.L.C. Does not include 2,266,122 shares of Common Stock beneficially owned by BIL. Domain Associates is the U.S. venture capital advisor to BIL. Domain Associates has neither voting nor investment power over the shares owned by BIL and Mr. Dovey disclaims beneficial ownership of the shares owned by BIL. See Note 3.

(9) Includes 8,692 shares of Common Stock and 270,000 shares of Common Stock subject to options exercisable on March 10, 2000 or within 60 days thereafter.

(10) Includes shares of Common Stock subject to options exercisable on March 10, 2000 or within 60 days thereafter. Does not include shares owned by Biogen, Inc. Mr. Tobin was a Director, President and Chief Executive Officer of Biogen until December 1998. Mr. Tobin disclaims beneficial ownership of the shares owned by Biogen.

(11) Includes shares of Common Stock subject to options exercisable on March 10, 2000 or within 60 days thereafter.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

In November 1998, we sold to Stryker Corporation, certain manufacturing rights and assigned certain obligations relating to the use and manufacture of OP-1 for orthopaedic and dental reconstruction. As part of that transaction, Stryker assumed all of our rights and obligations relating to the manufacturing contract with Biogen, executed in 1994 and extended through December 1999, to produce in our manufacturing facility in West Lebanon, New Hampshire several of Biogen's protein-based therapeutic candidates for use in Biogen's clinical trials. James
R. Tobin, one of our directors since January 1995, was President and Chief Executive Officer of Biogen until December 1998.

In December 1994 and January 1995, we, as part of a private placement, issued warrants exercisable for a period of five years from the date of issuance at an exercise price of $2.385 per share. The investors who held warrants included, among others, certain beneficial owners of more than 5% of the Common Stock. During the year ended December 31, 1999, the Entities associated with APAX Partners and Biotechnology Investments Limited exercised 372,326 and 100,584 warrants, respectively, at $2.385 per share. At December 31, 1999, warrants to purchase 414,270 shares of Common Stock were outstanding; none of which were held by investors who own more than 5% of the Common Stock.

In September 1996, we loaned $350,000 to Michael M. Tarnow, President and Chief Executive Officer of the Company. The loan was evidenced by a fully secured promissory note bearing interest at the annual rate of 6.02% and payable in three equal annual installments, plus accrued interest. As of December 31, 1999, the loan has been paid in full.

In December 1996, we entered into a Research Collaboration and License Agreement with Biogen to collaborate on the development of novel therapeutics based on OP-1 for the treatment of renal disorders. The initial focus of the collaboration was on advancing the development of our morphogenic protein, OP-1, for the treatment of acute and chronic renal failure. Under the agreement, we granted to Biogen exclusive worldwide rights to manufacture, market and sell OP-1 and OP-1 products developed through the collaboration for the treatment of renal disease. Biogen paid us a $10,000,000 license fee in 1996 and made an $18,000,000 equity investment which were recorded in the quarter ended December 31, 1996. In addition, the agreement provided for $10,500,000 in research funding over a three year period ending December 31, 1999, of which $7,500,000 was recognized through December 31, 1998. In December 1998, we and Biogen revised the terms of the Agreement. We assumed primary responsibility for the development of OP-1 for the treatment of renal disorders. Biogen provided $3,000,000 in research support during 1999 and retained an option through 1999 to resume development of OP-1 as a therapy for chronic renal failure. As of December 31, 1999, Biogen did not exercise its option, and we assumed all rights to OP-1 based renal therapies.

On February 8, 2000 we loaned an aggregate amount of $1,131,380 to Michael Tarnow and Charles Cohen, Ph.D., both executive officers of the Company. The loan was used by these individuals to exercise incentive stock options on the same date. The amount of the loan was equal to the aggregate exercise price of the incentive stock options acquired by them on that day. These full recourse loans each bear interest at an annual rate of 7% and the principal is due and payable on the earlier of May 8, 2002 or 30 days following the sale of the stock purchased with these funds.

As of March 10, 2000, the holders of approximately four million shares of outstanding or issuable Common Stock, or the Registrable Securities, are entitled to certain rights to register such shares under the Securities Act for sale to the public. The holders of Registrable Securities include, among others, Entities associated with Apax Partners, BIL, Entities associated with Domain Associates, and Biogen. Under the terms of the Second Amended and Restated Registration Rights Agreement dated as of January 31, 1992, as amended, in the event we propose at any time to register any of our securities under the Securities Act for sale for our own account, such holder shall be entitled to include shares of Common Stock in such registration. Such holders have the additional right to require us, on not more than three occasions, whether or not we propose to register any of our Common Stock for sale, to register all or part of their shares for sale to the public under the Securities Act, subject to certain conditions and limitations. In addition, holders of Registrable Securities may require the Company to register all or part of their shares on Form S-3 (or a successor short form of registration) if we then qualify for use of such form, subject to certain conditions and limitations.

We have had equity transactions with BIL, Entities associated with Apax Partners, Dr. Hale individually, Entities associated with Domain Associates and Biogen, as described above. Mr. Curnock Cook, one of our directors, is a director of Rothschild Asset Management Limited, which was an advisor to BIL and to Rothschild Asset Management (C.I.) Limited, which was the manager of BIL. Mr. Dovey, one of our directors, is a General Partner of Domain Associates and a General Partner of the general partner of the Entities associated with Domain Associates. Mr. Tobin, one of our directors, was President and Chief Executive Officer of Biogen until December 1998.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14 (a)  The following documents are filed as part of this Annual Report on
             Form 10-K.

  14(a)(1)   Financial Statements
             --------------------

             See "Index to Consolidated Financial Statements" at Item 8 in this Annual Report on Form 10-K.

14(a)(2)     Financial Statement Schedules and Other Financial Statements
             ------------------------------------------------------------

             Financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

  14(a)(3)   Exhibits - See 14 (c) below.
             --------

Item 14(b)   Reports on Form 8-K
             --------------------

             No reports on Form 8-K were filed during the three month period ended December 31, 1999.

Item 14 (c)  Exhibits
             --------

             The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

             3.1 Restated Certificate of Incorporation, as amended, of the Registrant. (Filed as Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the period ended September 30, 1995 (File No. 0- 19910), and incorporated herein by reference.)

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

            10.3 Amendment No. 2 to Second Amended and Restated Registration Rights Agreement, dated as of May 24, 1996, by and between the Registrant and certain of its Stockholders. (Filed as Exhibit 10.1 to Form S-3 Registration Statement (Registration No. 333- 5477), and incorporated herein by reference.)

            10.4 Amendment No. 3 to Second Amended and Restated Registration Rights Agreement, dated as of December 9, 1996, by and between the Registrant and certain of its Stockholders. (Filed as Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the period ended December 31, 1996 (File No. 0-19910), and incorporated herein by reference.)

           #10.5 Master Restructuring Agreement, dated as of October 15, 1998, between the Registrant and Stryker Corporation. (Filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1998 (File No. 0-19910) and incorporated herein by reference.)

           #10.6 Asset Purchase Agreement, dated as of October 15, 1998, between the Registrant and Stryker Corporation. (Filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1998 (File No. 0-19910), and incorporated herein by reference.)

           #10.7 Creative Irrevocable License Agreement dated November 20, 1998 between the Registrant and Stryker Corporation.

           #10.8 Stryker Irrevocable License Agreement dated November 20, 1998 between the Registrant and Stryker Corporation.

           #10.9  Assignment from Creative to Stryker dated November 20, 1998.

            10.10 Common Stock Purchase Warrant, dated June 1, 1987, issued by the Registrant to Phoenix Leasing Incorporated. (Filed as
                  Exhibit 10.24 to Form S-1 Registration Statement (Registration No. 33-42159), or amendments thereto, and incorporated herein by reference.)

            10.11 Real Estate Standard Form Industrial Lease, dated as of
                  October 24, 1988, as amended September 17, 1991, by and between WRC Properties, Inc. and the Registrant. (Filed as
                  Exhibit 10.26 to Form S-1 Registration Statement (Registration No. 33-42159), or amendments thereto, and incorporated herein by reference.)

            10.12 Second Amendment, dated January 28, 1994, to Standard Form
                  Industrial Lease dated October 24, 1988, as amended September 17, 1991, by and between the Registrant and WRC Properties, Inc. (Filed as Exhibit 10.15 to Registrant's Annual Report on Form 10- K for the period ended September 30, 1994 (File No. 0-19910), and incorporated herein by reference.)

            10.13 Third Amendment, dated September 20, 1994, to Standard Form
                  Industrial Lease dated October 24, 1988, as amended September 17, 1991 and January 28, 1994, by and between the Registrant and WRC Properties, Inc. (Filed as Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the period ended September 30, 1994 (File No. 0-19910), and incorporated herein by reference.)

            10.14 Fourth Amendment, dated April 10, 1997, to Standard Form
                  Industrial Lease dated October 24, 1988, as amended September 17, 1991, January 28, 1994 and September 20, 1994, by and between the Registrant and WRC Properties, Inc. (Filed as Exhibit 10.53 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 0-19910), and incorporated herein by reference.)

            10.15 Standard Form Industrial Lease, dated February 25, 1992, by and between the Registrant and WRC Properties, Inc. (Filed as Exhibit 10.52 to Form S-1 Registration Statement (Registration No. 33-46200), or amendments thereto, and incorporated herein by reference.)

            10.16 Partial Lease Termination Agreement and Amendment to Lease,
                  dated February 28, 1999, between Creative and W9/TIB Real Estate Limited Partnership (as successor in interest to WRC Properties, Inc.)

            10.17 First Amendment, dated February 28, 1994, to Standard Form
                  Industrial Lease dated February 25, 1992 by and between the Registrant and WRC Properties, Inc. (Filed as
                  Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the period ended September 30, 1995 (File No. 0-19910), and incorporated herein by reference.)

            10.18 Second Amendment, dated September 20, 1994, to Standard
                  Form Industrial Lease dated February 25, 1992, as amended February 28, 1994, by and between the Registrant and WRC Properties, Inc. (Filed as Exhibit 10.33 to Registrant's Annual Report on Form 10- K for the period ended September 30, 1995 (File No. 0-19910), and incorporated herein by reference.)

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

           #10.20 CBM Cross-License Agreement, dated as of November 26,
                  1993, between Enzon, Inc. and the Registrant. (Filed as
                  Exhibit 10.42 to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1993 (File No. 0-19910), and incorporated herein by reference.)

           #10.21 Enzon Cross-License Agreement, dated as of November 26,
                  1993, between Enzon, Inc. and the Registrant. (Filed as
                  Exhibit 10.43 to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1993 (File No. 0-19910), and incorporated herein by reference.)

           10.22 Exclusive Marketing Agreement, dated as of November 26, 1993, between Enzon, Inc. and the Registrant. (Filed as
                  Exhibit 10.44 to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1993 (Filed No. 0-19910), and incorporated herein by reference.)

           10.23 Form of Preferred Stock and Warrant Purchase Agreement, with Exhibits thereto, signed by the Registrant and the persons listed on the Schedule attached at the end of the Form of Preferred Stock and Warrant Purchase Agreement. (Filed as Exhibit 10.52 to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1994 (File No. 0-19910), and incorporated herein by reference.)

           10.24 Form of Warrant issued by the Registrant to the persons listed on the Schedule attached at the end of the Form of Warrant on various dates between December 23, 1994 and January 25, 1995. (Filed as Exhibit 10.53 to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1994 (File No. 0-19910), and incorporated herein by reference.)

           #10.25 Cross-License Agreement, dated as of July 15, 1996, between the Registrant, Genetics Institute, Inc. and Stryker Corporation. (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 1996 of Genetics Institute, Inc. (File No. 0-14587), filed with the Securities and Exchange Commission on November 6, 1996 and incorporated herein by reference.)

           #10.26 Research Collaboration and License Agreement, dated
                  December 9, 1996, between the Registrant and Biogen, Inc. (Filed as Exhibit 10.37 to Registrant's Annual Report on Form 10-K for the period ended December 31, 1996 (File No. 0-19910), and incorporated herein by reference.)

            10.27 Amendment Agreement, dated December 30, 1998, by and between the Registrant and Biogen, Inc. (Filed as Exhibit 10.38 to the Registrant's Report on Form 10-K for the period ended December 31, 1998 (File No. 0-19910), and incorporated herein by reference.)

            10.28 Restricted Stock Purchase Agreement, dated December 9, 1996, between the Registrant and Biogen, Inc. (Filed as Exhibit
                  10.38 to Registrant's Annual Report on Form 10-K for the period ended December 31, 1996 (File No. 0-19910), and incorporated herein by reference.)

            10.29 Lease, dated June 16, 1997, by and between the Registrant and
                  The Prudential Insurance Company of America. (Filed as Exhibit
                  10.55 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 0-19910), and incorporated herein by reference.)

            10.30 First Amendment, dated August 10, 1998, to Lease dated April
                  10, 1997, between the Registrant and The Prudential Insurance Company of America. (Filed as Exhibit 10.56 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 0-19910), and incorporated herein by reference.)

            10.31 Master Lease Agreement, dated October 6, 1997, by and between the Registrant and FINOVA Technology Finance, Inc. (Filed as
                  Exhibit 10.38 to Registrant's Annual Report on Form 10-K for the period ended December 31, 1997 (File No. 0-19910), and incorporated herein by reference).

            10.32 Form of Subscription Agreement dated May 29, 1998. (Filed as
                  Exhibit 10.54 to Registrant's Report on Form 8-K for the May 27, 1998 Event (File No. 0-19910), and incorporated herein by reference.)

           *10.33 1983 Incentive Stock Option Plan, amended as of September 11,
                  1984. (Filed as Exhibit 10.34 to Form S-1 Registration Statement (Registration No. 33-42159), or amendments thereto, and incorporated herein by reference.)

           *10.34 1987 Stock Plan, as amended on May 20, 1997. (Filed as Exhibit
                  10.52 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 0-19910), and incorporated herein by reference.)

           *10.35 Employee Stock Purchase Plan, as amended on April 16, 1998.
                  (Filed as Exhibit 10.41 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File No. 0-19910), and incorporated herein by reference.)

           *10.36 1992 Non-Employee Director Non-Qualified Stock Option Plan, as amended on March 20, 1996. (Filed as Exhibit 10.25 to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1996 (File No. 0-19910), and incorporated herein by reference.)

            10.37 1998 Stock Plan. (Filed as Exhibit to Registrant's Preliminary
                  Proxy Statement for 1998 Annual Meeting of Stockholders (File No. 0-19910), and incorporated herein by reference.)

           *10.38 Form of Employment Agreement with confidentiality provisions.
                  (Filed as Exhibit 10.31 to Form S-1 Registration Statement (Registration No. 33-42159), or amendments thereto, and incorporated herein by reference.)

           *10.39 Employment Agreement, dated as of January 2, 1992, between
                  Charles Cohen, Ph.D. and the Registrant. (Filed as Exhibit
                  10.47 to Form S-1 Registration Statement (Registration No. 33-46200), or amendments thereto, and incorporated herein by reference.)

           *10.40 Employment Agreement, dated February 25, 1992, between Wayne
                  E. Mayhew III and the Registrant. (Filed as Exhibit 10.51 to Form S-1 Registration Statement (Registration No. 33-46200), or amendments thereto, and incorporated herein by reference.)

           *10.41 Employment Agreement, dated July 17, 1995, between Michael M.
                  Tarnow and the Registrant. (Filed as Exhibit 99.1 to Registrant's Report on Form 8-K for the August 31, 1995 Event (File No. 0-19910), and incorporated herein by reference.)

           *10.42 Employment Agreement, dated May 21, 1996, between Thomas J.
                  Facklam, Ph.D. and the Registrant. (Filed as Exhibit 99.2 to Registrant's Report on Form 8-K for the June 3, 1996 Event (File No. 0-19910), and incorporated herein by reference.)

           *10.43 $350,000 Promissory Note, dated September 6, 1996, from
                  Michael Tarnow to the Registrant. (Filed as Exhibit 10.56 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997 (File No. 0-19910), and incorporated herein by reference.)

           *10.44 Employment Agreement, dated January 13, 1997, between Cheryl
                  K. Lawton and the Registrant. (Filed as Exhibit 10.50 to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997 (File No. 0-19910), and incorporated herein by reference.)

           *10.45 Employment Agreement, dated February 18, 1997, between Steven
                  L. Basta and the Registrant. (Filed as Exhibit 10.51 to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997 (File No. 0-19910), and incorporated herein by reference.)

           *10.46 Employment Agreement, dated September 17, 1997, between Carl
                  M. Cohen, Ph.D., and the Registrant. (Filed as Exhibit 10.53 to Registrant's Annual Report on Form 10-K for the period ended December 31, 1997 (File No. 0-19910), and incorporated herein by reference.)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hopkinton, Massachusetts, on March 13, 2000.

CREATIVE BIOMOLECULES, INC.



By:  /s/ Steven L. Basta
     ----------------------------------------------------
         Steven L. Basta
         Vice President, Finance and Business Development

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated below on date indicated.


Signature                     Capacity                            Date
---------                     --------                            ----

/s/ Brian H. Dovey            Chairman of the Board and Director  March 13, 2000
----------------------------
    Brian H. Dovey

/s/ Michael M. Tarnow         President and Chief Executive       March 13, 2000
---------------------------- Officer
    Michael M. Tarnow        and Director (principal executive
                             officer)

/s/ Charles Cohen, Ph.D.      Chief Scientific Officer and        March 13, 2000
---------------------------- Director
    Charles Cohen, Ph.D.

/s/ Steven L. Basta           Vice President, Finance and         March 13, 2000
---------------------------- Business Development
    Steven L. Basta          Treasurer (principal financial
                             officer)

/s/ Susan M. Letterie         Director of Accounting (principal   March 13, 2000
---------------------------- accounting officer)
    Susan M. Letterie

                              Director                            March 13, 2000
----------------------------
    Jeremy L. Curnock Cook

/s/ Martyn D. Greenacre       Director                            March 13, 2000
----------------------------
    Martyn D. Greenacre

/s/ Suzanne D. Jaffe          Director                            March 13, 2000
----------------------------
    Suzanne D. Jaffe

/s/ Michael Rosenblatt, M.D.  Director                            March 13, 2000
----------------------------
    Michael Rosenblatt, M.D.

/s/ James R. Tobin            Director                            March 13, 2000
----------------------------
    James R. Tobin