Form 10-Q
period 2000-03-31
CREATIVE BIOMOLECULES INC
filed 2000-05-05
CIK 857121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-19910

                                   ----------

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

                                   ----------

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

As of May 2, 2000, the registrant had 38,238,502 shares of Common Stock outstanding.

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION                                     Page Number

           Item 1.    Financial Statements

                      Consolidated Balance Sheets - March 31, 2000
                      (unaudited) and December 31, 1999                       3

                      Unaudited Consolidated Statements of Operations
                      for the three months ended March 31, 2000 and
                      1999                                                    4

                      Unaudited Consolidated Statements of
                      Comprehensive Loss for the three months ended
                      March 31, 2000 and 1999                                 4

                      Unaudited Consolidated Statements of Cash Flows
                      for the three months ended March 31, 2000 and
                      1999                                                    5

                      Notes to Unaudited Consolidated Financial
                      Statements                                              6

           Item 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations           8

           Item 3.    Quantitative and Qualitative Disclosures
                      About Market Risk                                      13


PART II.   OTHER INFORMATION

           Item 1.    Legal Proceedings                                      14

           Item 2.    Changes in Securities                                  14

           Item 3.    Defaults Upon Senior Securities                        14

           Item 4.    Submission of Matters to a Vote of Security Holders    14

           Item 5.    Other Information                                      14

           Item 6.    Exhibits and Reports on Form 8-K                       14


SIGNATURES

CREATIVE BIOMOLECULES, INC. AND ITS SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                        March 31,             December 31,
                                                                           2000                   1999
                                                                      -------------          -------------
                                                                       (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                           $  10,555,450          $   2,751,069
  Marketable securities                                                   9,381,888             18,619,516
  Accounts receivable                                                       199,187                 60,296
  Prepaid expenses and other                                                322,266                146,764
  Deferred merger costs                                                   1,482,026                   --
                                                                      -------------          -------------
    Total current assets                                                 21,940,817             21,577,645
                                                                      -------------          -------------

PLANT AND EQUIPMENT - net                                                 1,947,414              2,130,158
                                                                      -------------          -------------

OTHER ASSETS:
  Patents and licensed technology - net                                     938,461                951,198
  Deferred patent application costs - net                                 4,434,796              4,124,716
  Deposits and other                                                        108,574                108,574
     Total other assets                                                   5,481,831              5,184,488
                                                                      -------------          -------------
TOTAL                                                                 $  29,370,062          $  28,892,291
                                                                      =============          =============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Lease obligations - current portion                                 $     359,895          $     347,323
  Accounts payable                                                          421,805                612,811
  Accrued liabilities                                                     2,396,591              1,895,634
  Accrued compensation                                                      455,732                944,270
  Deferred revenue                                                             --                  661,279
                                                                      -------------          -------------
     Total current liabilities                                            3,634,023              4,461,317
                                                                      -------------          -------------
LEASE OBLIGATIONS                                                           915,939              1,009,388
                                                                      -------------          -------------

COMMITMENTS
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000 shares authorized
  Common Stock, $.01 par value, 50,000,000 shares authorized,
   38,238,502 shares and 36,665,115 shares issued and outstanding at
   March 31, 2000 and December 31, 1999, respectively                       382,385                366,651
  Additional paid-in capital                                            153,039,725            144,680,760
  Officer notes receivable                                               (1,131,380)                  --
  Accumulated other comprehensive income                                    (34,058)               (30,801)
  Accumulated deficit                                                  (127,436,572)          (121,595,024)
                                                                      -------------          -------------
     Total stockholders' equity                                          24,820,100             23,421,586
                                                                      -------------          -------------
TOTAL                                                                 $  29,370,062          $  28,892,291
                                                                      =============          =============

See notes to unaudited consolidated financial statements

CREATIVE BIOMOLECULES, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================


                                                        Three Months Ended March 31,
                                                      ----------------------------------
                                                          2000                  1999
                                                      ------------          ------------
                                                                  (unaudited)
REVENUES:
  Research and development contracts                  $    670,387          $    824,645
                                                      ------------          ------------
     Total revenues                                        670,387               824,645
                                                      ------------          ------------

COSTS AND EXPENSES:
  Research and development                               2,073,338             2,728,917
  General and administrative                             4,732,249             1,529,638
  1999 reorganization expense adjustment                   (38,391)                 --
                                                      ------------          ------------
     Total costs and expenses                            6,767,196             4,258,555
                                                      ------------          ------------

NET OPERATING LOSS                                      (6,096,809)           (3,433,910)
                                                      ------------          ------------

OTHER  INCOME/(EXPENSES)
  Interest and other                                       298,896               755,733
  Interest expense                                         (43,635)              (32,661)
                                                      ------------          ------------
    Total other income/(expenses)                          255,261               723,072
                                                      ------------          ------------

NET LOSS                                                (5,841,548)           (2,710,838)

ACCRETION ON SERIES 1998/A PREFERRED STOCK                    --                (389,168)
                                                      ------------          ------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS            $ (5,841,548)         $ (3,100,006)
                                                      ============          ============

BASIC AND DILUTED LOSS PER COMMON SHARE               $       (.16)         $       (.09)

COMMON SHARES FOR BASIC AND DILUTED
LOSS COMPUTATION                                        37,556,903            34,666,296
                                                      ============          ============



CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS                                              $ (5,841,548)         $ (2,710,838)

UNREALIZED LOSS ON MARKETABLE SECURITIES                    (3,257)             (110,359)
                                                      ------------          ------------

COMPREHENSIVE LOSS                                    $ (5,844,805)         $ (2,821,197)
                                                      ============          ============



See notes to unaudited consolidated financial statements

CREATIVE BIOMOLECULES, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================


                                                                            Three Months Ended March 31,
                                                                         ----------------------------------
                                                                              2000                  1999
                                                                         ------------          ------------
                                                                                     (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $ (5,841,548)         $ (2,710,838)
                                                                         ------------          ------------
Adjustments to reconcile net loss to net cash used:
  Depreciation and amortization                                               240,966               217,563
  Compensation expense                                                      3,139,478                64,000
  Reorganization expense adjustment                                            38,391                  --
  Deferred patent and application costs                                          --                  45,653
  Increase (decrease) in cash from:
    Accounts receivable                                                      (138,891)              216,398
    Inventory and prepaid expenses                                           (175,502)               46,552
    Deferred merger costs                                                  (1,482,026)                 --
    Accounts payable and accrued liabilities                                 (216,978)           (1,993,197)
    Deferred contract revenue                                                (661,279)             (750,000)
                                                                         ------------          ------------
       Total adjustments                                                      744,159            (2,153,031)
                                                                         ------------          ------------

    Net cash  used  for operating activities                               (5,097,389)           (4,863,869)
                                                                         ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                                --              (6,409,882)
Sale of marketable securities                                               9,234,371             4,601,703
Expenditures for property, plant and equipment                                (16,463)              (74,940)
Expenditures for patents                                                     (339,102)             (149,145)
                                                                         ------------          ------------

  Net cash provided by (used for) investing activities                      8,878,806            (2,032,264)
                                                                         ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of equity:
  Common Stock - other                                                      4,103,841                47,313
Repayments of obligations under capital leases                                (80,877)              (42,927)
                                                                         ------------          ------------

  Net cash provided by financing activities                                 4,022,964                 4,386
                                                                         ------------          ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        7,804,381            (6,891,747)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              2,751,069            17,738,044
                                                                         ------------          ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 10,555,450          $ 10,846,297
                                                                         ============          ============

SUPPLEMENTAL DISCLOSURE OF NON CASH
INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchased under capital lease obligations         $       --            $     73,758
                                                                         ============          ============

Conversion of Series 1998/A Preferred Stock                              $       --            $    788,305
                                                                         ============          ============
Officer notes payable for exercise of stock options                      $  1,131,380          $       --
                                                                         ============          ============


See notes to unaudited consolidated financial statements

CREATIVE BIOMOLECULES, INC. AND ITS SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
================================================================================


1. Opinion of Management - The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. These statements are condensed and do not include all disclosures as required by generally accepted accounting principles. In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company's financial position at March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1999.

      Interim results are not necessarily indicative of results for a full year and such results are subject to year end adjustments and independent audit.

2. Reorganization - In October 1999, the Company was reorganized and the Board approved a plan to focus our operations and financial resources on the development of morphogenic protein-based clinical candidates for the treatment of stroke and renal disease. The reorganization charge included $511,000 related primarily to termination benefits in the reduction of employees, of which $95,503 remained to be paid as of December 31, 1999. During the quarter ended March 31, 2000, the Company determined that health insurance claims were less than originally estimated. This resulted in a reduction in the reorganization charges and the related accrual of approximately $38,000. As of March 31, 2000, there was approximately $6,000 of accrued costs, principally representing future cash outlays for employee outplacement costs. The Company expects to pay these accrued costs by June 2000.

3. Merger - On February 15, 2000, the Company announced that it will merge with Ontogeny, Inc., and Reprogenesis, Inc., to form a public company named Curis, Inc. Under the terms of the merger, which is subject to shareholder approval, Creative's stockholders will receive three Curis shares for every ten shares of Creative Common Stock. Following the completion of the transaction, Creative's stockholders will hold approximately 43%, Ontogeny's stockholders will hold approximately 38% and Reprogenesis' stockholders will hold approximately 19% of Curis. The merger will be accounted for under the purchase method of accounting for business combinations, with the Company being the acquiring company for accounting purposes. The merger is expected to close in June 2000. As of March 31, 2000, the Company has incurred and deferred approximately $1,482,000 of costs directly attributable to the merger. Such costs will be included in determining the final purchase price or will be expensed in the event the merger is not consummated.

4. Stock Option Amendment - On February 8, 2000, the Board of Directors approved the immediate acceleration of vesting of unvested stock options held by the Company's executive officers and outside directors and the extension of the exercise period for one year. Vesting for approximately 1,264,000 options was accelerated and the exercise period for approximately 2,361,000 vested options was extended, resulting in a non-cash compensation charge of $3,139,000 recorded in the quarter ending March 31, 2000.

5. Lease Obligations - In March 2000, the Company entered into a sublease for its Boston, Massachusetts facility lease commencing on the later of July 1, 2000 or the date that the Company vacates the facility. The sublease terminates on July 31, 2002, also the termination date of the Company's original lease on this facility. In April 2000, the Company agreed to terminate one of its Hopkinton, Massachusetts facility leases on July 31, 2000.

      Future minimum operating lease obligations at March 31, 2000 were as follows:


      YEAR ENDING DECEMBER 31,          Operating        Sublease      Net Obligation
      ------------------------         -----------     -----------     --------------
      2000                             $   502,200     $  (241,086)      $   261,114
      2001                                 528,825        (482,172)           46,653
      2002                                 274,558        (281,267)           (6,709)
      2003                                   8,483            --               8,483
      Thereafter                              --              --                --
                                       -----------     -----------       -----------

      Total minimum lease payments     $ 1,314,066     $(1,004,525)      $   309,541
                                       ===========     ===========       ===========

6. Net Loss Per Share - Basic and Diluted Loss Per Common Share--Basic loss per common share is computed after giving effect to accretion and repurchase costs on Series 1998/A Preferred Stock using the weighted average number of common shares outstanding during each year. Diluted loss per common share reflects the effect of the Company's outstanding options and warrants, except where such items would be anti-dilutive. In 2000 and 1999, the effect of stock options and warrants was anti-dilutive and, therefore, not included in the computation of diluted loss per share.

      SFAS No. 128, "Earnings Per Share," provides that if there is a loss from continuing operations, a company should not include potential common shares in the denominator of a dilutive per share computation, even if including those potential common shares in other dilutive per share computations may be dilutive to their comparable basic per share amounts. Therefore, loss per share excludes the dilutive effect of options, warrants and preferred stock of 2,393,342 and 3,942,045 for the three months ended March 31, 2000 and 1999, respectively.

7. New Accounting Standards - In June 1998, the Financial Accounting Standards Board, or FASB, released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the Company will be required to adopt effective January 1, 2001. SFAS No. 133 establishes standards for reporting and accounting for derivative instruments, and conforms the requirements for treatment of hedging activities across the different types of exposures hedged. The Company has not yet completed its evaluation of SFAS No. 133, and is, therefore unable to disclose the impact adoption will have on its consolidated financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
================================================================================

GENERAL

To date, we have derived most of our revenues from research and development payments and license fees under agreements with collaborative partners. We anticipate that over the next several years we will derive most of our revenues from agreements with collaborative partners, including possible royalty revenues from Stryker Corporation, or Stryker. We have never been profitable and expect to incur additional operating losses in the remainder of 2000. Results beyond 2000 will depend largely on the timing and magnitude of royalty payments from Stryker if the OP-1 Device, currently under regulatory review with the Food and Drug Administration, or FDA, and certain international regulatory agencies, is approved for commercial sale and is sold. We may not receive substantial royalties from Stryker, and, if we do, we cannot be sure when those royalties will be received. We may incur continued losses in future years.

Our research agreements with collaborative partners have typically obligated such collaborative partners to provide for the partial or complete funding of research and development for specified projects and pay royalties to us in exchange for licenses to market the resulting products. We have been a party to research collaborations with Stryker to develop products for orthopaedic reconstruction and dental therapeutics and with Biogen Inc., or Biogen, to develop products for the treatment of renal disorders. Each of these research collaborations was restructured in 1998.

Under the research portion of our collaboration with Stryker, prior to its restructuring in November 1998, we supplied OP-1 products to Stryker for clinical trials and other uses, provided manufacturing regulatory support and performed research work pursuant to work plans we both established periodically. In November 1998, we sold certain of our OP-1 manufacturing rights and facilities to Stryker. In fiscal 1999 and 2000, we have focused internal research efforts on developing new tissue regeneration therapies in non-bone applications and do not anticipate significant revenue from Stryker in the remainder of 2000.

We are developing an OP-1 based therapy for chronic renal failure, a condition characterized by the slow progressive loss of kidney function ultimately resulting in the need for kidney transplantation or dialysis. Chronic renal failure represents a substantial unmet medical need. Preclinical studies indicate that OP-1 administration improves kidney function in animal models of both acute and chronic renal failure. In 1998, we modified our partnership in renal therapy with Biogen. Biogen provided funding to us through December 1999 pursuant to an option to resume responsibility for development of OP-1 as a therapy for chronic renal failure. As of December 31, 1999, Biogen did not exercise its option, and we have assumed all rights to OP-1 renal therapies.

In October 1999, we reorganized and the Board approved a plan to focus our operations and financial resources on the development of morphogenic protein-based clinical candidates for the treatment of stroke and renal disease. In connection with this reorganization, we reduced our headcount from 70 to 43 employees. In the year ending December 31, 1999, we recorded approximately $511,000 in operating expenses for salary termination costs.

On February 15, 2000, we announced that we will merge with Ontogeny, Inc., and Reprogenesis, Inc., to form a public company named Curis, Inc. Under the terms of the merger, which is subject to stockholder approval, our stockholders will receive three Curis shares for every ten shares of our Common Stock. Following completion of the transaction, our stockholders will hold approximately 43%, Ontogeny's stockholders will hold approximately 38% and Reprogenesis' stockholders will hold approximately 19% of Curis. The merger will be accounted for under the purchase method of accounting for business combinations, with the Company being the acquiring company for accounting purposes. The merger is expected to close in June 2000.

Although we are seeking to enter into collaborative arrangements with respect to certain other projects, there can be no assurance that we will be able to obtain such agreements on acceptable terms or that the costs required to complete the projects will not exceed the funding available for such projects from the collaborative partners. Upon consummation of our proposed merger with Ontogeny and Reprogenesis, Curis, the successor entity intends to review the research and development pipeline of the combined companies and allocate resources among the various research and development projects based on their strategic fit and the availability of internal resources.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999. Our total revenues for the three month periods ended March 31, 2000 and 1999 consisted entirely of research and development revenues. Research and development contract revenues decreased 19% from $825,000 for the three month period ended March 31, 1999 to $670,000 for the three month period ended March 31, 2000. The decrease in research and development contract revenues from 1999 to 2000 primarily is a result of the termination of the Biogen research contract which provided research funding during 1999. This decrease was offset in part by the recognition of deferred contract revenue from Stryker.

Our total costs and expenses increased 59% from $4,259,000 for the three month period ended March 31, 1999, to $6,767,000 for the three month period ended March 31, 2000. Research and development expenses decreased 24% from $2,729,000 for the three month period ended March 31, 1999 to $2,073,000 for the three month period ended March 31, 2000. The decrease in research and development expenses is primarily due to the October 1999 company-wide reorganization, which resulted in a reduction in our employee headcount. As a result of the decrease in employee headcount, payroll related expenses and lab supplies were substantially lower in the period ended March 31, 2000 as compared to the same period in 1999. This decrease was partially offset by slightly higher costs for external scientific consultants and collaborations. We anticipate that research and development expenses in the remaining quarters of 2000 will be substantially less than in the comparable periods of 1999.

General and administrative expenses increased 209% from $1,530,000 for the three month period ended March 31, 1999 to $4,732,000 for the three month period ended March 31, 2000. The increase primarily is due to a one-time non-cash charge of $3,139,000 for compensation expense related to the February 8, 2000 acceleration of certain stock options and the extension of the exercise period for options held by the Company's executive officers and outside directors. Payroll expenses decreased due to reduced employee headcount following the October 1999 company-wide reorganization. This decrease was partially offset by increases in legal and other consulting costs. We anticipate that general and administrative expenses for the remaining quarters of 2000 will be at amounts lower than the comparable periods in 1999.

Interest and other income consisted primarily of interest revenues and decreased 60% from $756,000 for the three month period ended March 31, 1999 to $299,000 for the three month period ended March 31, 2000. This decrease was primarily attributed to lower average balances of cash and marketable securities during the three months ended March 31, 2000 as compared to the same period of 1999 due principally to our repurchase of all of the outstanding Series 1998/A Preferred Stock for approximately $22,470,000 in May 1999.

Interest expense increased 34% from $33,000 for the three month period ended March 31, 1999 to $44,000 for the three month period ended March 31, 2000. The increase in interest expense is due to an increase in our obligations under capital leases as compared to the same period a year ago.

As a result of the foregoing, we incurred a net loss of $5,842,000 for the three month period ended March 31, 2000, compared to a net loss of $2,711,000 for the three month period ended March 31, 1999.

Accretion on Series 1998/A Preferred Stock for the three month period ended March 31, 1999, includes $283,000 calculated at the rate of 5% per annum of the stated value of the outstanding Series 1998/A Preferred Stock and $106,000 of accretion of issuance costs related to the sale of Series 1998/A Preferred Stock. In May 1999, we repurchased all of the then outstanding Series 1998/A Preferred Stock. As a result of this transaction, the Series 1998/A Preferred Stock has been retired and there will be no subsequent conversions into Common Stock.

In computing the net loss applicable to common stockholders for the three months ended March 31, 1999, accretion of the Series 1998/A Preferred Stock mentioned above is included.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $19,937,000. We have financed our operations primarily through placements of equity securities, revenues received under agreements with collaborative partners, and more recently, manufacturing contracts and the sale of our OP-1 manufacturing rights and facilities to Stryker.

Cash used for operating activities of $5,097,000 in the first quarter of 2000 compared to $4,864,000 in the first quarter of 1999. In November 1998, we sold certain of our OP-1 manufacturing rights and facilities to Stryker for cash proceeds of $19,530,000 and increased royalties on Stryker products, if approved for commercial sale, in lieu of the manufacturing revenues anticipated under the prior agreement. In prior years, we had received significant revenue from Stryker for research support and the supply of OP-1.

In December 1998, we amended our 1996 Licensing and Development Agreement with Biogen, Inc. Under the amended agreement, Biogen paid $3,000,000 to fund our research in 1999 for development of OP-1 as a therapy for chronic renal failure. Biogen retained an option through December 1999 to resume responsibility for development of OP-1 as a therapy for chronic renal failure. Biogen did not exercise its option by December 31, 1999 and has no further obligation to provide funds to us. We have assumed all rights and responsibilities, independent of Biogen, for the development of renal failure therapies.

Cash provided by investing activities of $8,879,000 in the first quarter of 2000 compared to $2,032,000 of cash used for investing activities in the first quarter of 1999. We increased our investment in property, plant and equipment to $8,642,000 at March 31, 2000 from $8,625,000 at December 31, 1999. We have budgeted to spend approximately $240,000 during the remaining quarters of 2000 on equipment purchases to upgrade our research and development capabilities. In the past, we have entered into lease agreements to provide for the lease financing of laboratory and office equipment. We may enter into similar agreements in the future.

Financing activities in the first quarter of 2000 provided $4,023,000 of cash as compared with $4,000 provided in the first quarter of 1999. On May 27, 1998, we completed a private placement with three institutional investors for the sale of 25,000 shares of Series 1998/A Preferred Stock, with a stated value of $1,000 per share resulting in net proceeds of approximately $23,618,000 after expenses. On May 7, 1999, subsequent to the end of the first fiscal quarter of 1999, we repurchased 20,486 shares, which represented all of the outstanding Series 1998/A Preferred Stock following final conversions, for approximately $22,470,000 in cash. As a result of this transaction, the Series 1998/A Preferred Stock has been retired and there will be no subsequent conversions into Common Stock.

We anticipate that our existing capital resources should enable us to maintain our current and planned operations through at least approximately March 2001. We expect to incur substantial additional research and development and other costs, including costs related to preclinical studies and clinical trials. Our ability to continue funding planned operations is dependent upon our ability to generate sufficient cash flow from royalties on Stryker products, if approved for commercial sale, from collaborative arrangements and from additional funds through equity or debt financings, or from other sources of financing, as may be required. We are seeking additional collaborative arrangements and also expect to raise funds through one or more financing transactions, if conditions permit. Over the longer term, because of our significant long-term capital requirements, we intend to raise funds when conditions are favorable, even if we do not have an immediate need for additional capital at such time. If Stryker products are not approved for commercial sale and we do not receive royalties from Stryker and/or if substantial additional funding is not available, our business will be materially and adversely affected.

NEW ACCOUNTING STANDARDS

In June, 1998, the Financial Accounting Standards Board, or FASB, released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the Company will be required to adopt effective January 1, 2001. SFAS No. 133 establishes standards for reporting and accounting for derivative instruments, and conforms the requirements for treatment of hedging activities across the different types of exposures hedged. The Company has not yet completed its evaluation of SFAS No. 133, and is therefore unable to disclose the impact adoption will have on its consolidated financial position or results of operations.

YEAR 2000 COMPLIANCE

We did not experience any difficulties related to the Year 2000 problem on December 31, 1999 and are not aware of any such difficulties since that date. Our operations have not, to date, been adversely affected by any difficulties experienced by any of our suppliers or customers in connections with the Year 2000 problem. The Company's Year 2000 Compliance Plan also addressed issues related to the date February 29, 2000 and management will continue to monitor our systems for potential difficulties for the remainder of calendar year 2000.

CAUTIONARY FACTORS WITH RESPECT TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements which are based on management's current expectations and which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. We caution investors that there is no guarantee that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to the following:

o Our reliance on current and prospective collaborative partners to supply funds for research and development and to commercialize our products;

o     Uncertainty as to timing of and our ability to commercialize our products;

o     Our reliance on our lead product candidate;

o Our lack of control over the clinical or regulatory progress of several applications for our products, which are controlled by our collaborative partners;

o Our reliance on programs in various stages of preclinical development and early stage research;

o     Our reliance on key management personnel;

o Intense competition related to the research and development of morphogenic and other proteins for various applications and therapies and the possibility that others may discover or develop, and we may not be able to gain rights with respect to, the technology necessary to commercialize our products;

o Our lack of development, commercial manufacturing, marketing and sales experience and the risk that any products that we develop may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that we expect to target;

o     Our lack of control over government approvals on our lead product;

o Uncertainty related to market conditions affecting the biotechnology industry;

o Uncertainty as to the extent of future government regulation of our business;

o Uncertainty as to whether there will exist adequate reimbursement for our products from governments, private health insurers and other organizations; and

o Uncertainty as to whether the merger will be approved by our shareholders and regulatory authorities, and if approved, whether the benefits of integration will be achieved.

As a result, our future development and commercialization efforts involve a high degree of risk.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
================================================================================

The Company's market risk disclosures set forth in the 1999 Form 10-K have not changed significantly through the quarter ended March 31, 2000.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

           Not Applicable.

ITEM 2.    CHANGES IN SECURITIES.

(a)   Not Applicable.

(b)   Not Applicable.

(c)   Not Applicable.

(d)   Not Applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           Not Applicable.

ITEM 5.    OTHER INFORMATION.

           On February 8, 2000, the Company loaned to two executive officers an aggregate of $1,131,380, which was equal to the aggregate exercise price of incentive stock options exercised by them on the same date. The officers immediately used these funds to pay the Company the exercise price of these incentive stock options. These full recourse loans each bear interest at an annual rate of 7.0% and the principal is due and payable on the earlier of May 8, 2002 or 30 days following the sale of the stock purchased with these funds.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)   Exhibits.

                 Exhibit
                 Number    Description
                 ------    -----------

                  10.1 Sublease dated March 15, 2000 by BP 111 Huntington Avenue LLC to the Company.

                  10.2 Form of Promissory Note dated February 8, 2000 by certain executive officers to the Company.

                  27       Financial Data Schedule.

(b)   Reports on Form 8-K.

      On February 15, 2000, the Company filed a Current Report on Form 8-K, dated February 15, 2000, to report the merger with Ontogeny, Inc. and Reprogenesis, Inc. to form a new public company named Curis, Inc.

      On February 18, 2000, the Company filed a Current Report on Form 8-K, dated February 14, 2000, to file the Agreement and Plan of Merger among us, Ontogeny, Inc. and Reprogenesis, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hopkinton, Massachusetts, on May 4, 2000.



                                       CREATIVE BIOMOLECULES, INC.



                                       By: /s/ Steven L. Basta
                                           -----------------------------
                                           Vice President, Finance and
                                           Business Development



                                       By: /s/ Susan M. Letterie
                                           -----------------------------
                                           Director of Accounting

                                  EXHIBIT INDEX


Exhibit
Number   Description
------   -----------

 10.1    Sublease dated March 15, 2000 by BP 111 Huntington Avenue LLC to the
         Company

 10.2 Form of Promissory Note dated February 8, 2000 by certain executive officers to the Company

 27      Financial Data Schedule