Form 10-K/A
period 1999-12-31
CREATIVE BIOMOLECULES INC
filed 2000-06-16
CIK 857121

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -----------------------------

                                  FORM 10-K/A

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

Documents incorporated by reference:  None

PART I

Item 1. BUSINESS

SUMMARY

We are a biopharmaceutical company focused on the development of products for human tissue regeneration and repair. Our core technologies are based on understanding the role that morphogenic proteins play in human biology. Morphogenic proteins are proteins that are involved in the initiation and regulation of the cellular events responsible for the formation and repair of human tissues and organs.

Our goal is to apply certain aspects of genetic engineering and our understanding of cellular biology to the development and commercialization of morphogenic proteins and related compounds to treat a wide array of medical conditions. We have product candidates in development for several applications including orthopaedic and dental reconstruction, treatment of kidney disease, and treatment of stroke and other neurological disorders. Through our efforts to patent and license our technology, we have a strong intellectual property position covering morphogenic proteins as therapies. Our lead product candidate, the OP-1 device, is in the final stages of development and commercialization by Stryker Corporation.

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

Orthopaedic Reconstruction and Dental Therapeutics. We have had a long-term collaboration with Stryker Corporation, a leading surgical and medical products company, to develop Osteogenic Protein-1, or OP-1, for use in the repair or replacement of bone and joint tissue, orthopaedic reconstruction, and for use in dental therapeutics. Prior to November 1998, we were responsible for manufacturing OP-1 products for Stryker and conducting research for Stryker in the orthopaedic reconstruction and dental fields. Stryker was responsible for clinical and regulatory development and sales and marketing of OP-1 products in these fields. We restructured our agreement with Stryker in November 1998 to provide Stryker with the exclusive rights to manufacture OP-1 products in these fields. At that time Stryker acquired our commercial manufacturing operations. As a result, Stryker has the exclusive right to develop, market, manufacture, and sell products based on OP-1 for use in orthopaedic reconstruction and dental therapeutics. In return, we agreed with Stryker to increase the royalty rate under our agreement.

Stryker has completed a pivotal study of an OP-1 Device designed to induce new bone formation. This trial was conducted in 122 patients with non-healing fractures of the tibia, the major bone of the lower leg. The objective of this trial was to demonstrate that treatment with the OP-1 Device could repair non-healing fractures of the tibia as well as treatment with the currently most widely used treatment, autograft. Autograft is a procedure which involves removal of bone from the hip and implanting that bone at the fracture site to induce healing. The results of the trial, as presented in March 1998, demonstrated that the group of patents treated with the OP-1 Device had comparable clinical success to the autograft group without the need for a second invasive procedure to harvest autograft bone. In June 1999, Stryker announced that it had submitted a Pre-Market Approval, or PMA, application to the U.S. Food and Drug Administration and a Marketing Authorization Application in Europe to the European Medicines Evaluation Agency. The FDA accepted Stryker's application for filing in June 1999. Stryker reported that it is responding to a deficiency letter received from the FDA regarding the PMA that focuses on the radiographic findings and certain other clinical data. Stryker also filed a Marketing Authorization Application (MAA) with the European Medicines Evaluation Agency (EMEA) for certain OP-1 uses, which was accepted for filing in July
1999, and a New Drug Application with the Therapeutic Goods Administration (TGA) in Australia in December 1999. The applications are Stryker's formal requests to the various regulatory authorities for approval to market the OP-1 Device. We cannot predict the timing of the regulatory process and there can be no assurance that approvals will be obtained from the FDA or other regulatory agencies for any use of the OP-1 Device.

In addition to the pivotal trial in non-healing fractures, Stryker has reported initiating clinical studies in other bone graft indications. These studies include a 200 patient clinical trial in Canada to evaluate use of the OP-1 Device to treat fresh fractures, a U.S. clinical trial to evaluate the use of the OP-1 Device in spinal fusion, a study in Australia to treat patients with difficult to heal orthopaedic indications, and several pilot studies in Europe.

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

Neurological Disorders. We are developing morphogenic protein therapies for neurological disorders, including stroke and Parkinson's disease. Laboratory studies have shown that OP-1 enhances the survival of neurons and may promote the establishment of new neuronal connections. In several preclinical studies, OP-1 improved the rate and extent of motor function recovery in animal models of stroke. Such positive results in preclinical studies of stroke have been observed even if treatment with OP-1 is initiated up to three days after the stroke. Additional preclinical studies are currently underway in preparation of a stroke therapy investigational new drug application, or IND, and to evaluate the effectiveness of our proprietary proteins in treating other neurological disorders, including traumatic brain injury, spinal cord injury and Parkinson's disease.

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

Receiving Royalties from the Sale of OP-1 Orthopaedic and Dental Products by Stryker. We have had a long-term research and development agreement with Stryker that we restructured in November 1998. Under our agreement with Stryker, we receive royalties on sales of Stryker's OP-1 products. Stryker is seeking approval from regulatory authorities to market and sell the OP-1 Device in the United States and foreign markets. If approved, Stryker will be responsible for worldwide commercialization of the OP-1 Device and we will receive royalties on such sales. We cannot assure you that Stryker can obtain such regulatory approvals or successfully commercialize its OP-1 products. If Stryker does not commercialize its OP-1 products, we may never receive significant royalties on Stryker's OP-1 products.

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

Orthopaedic Reconstruction. We believe there is a significant commercial opportunity for the use of OP-1 products to regenerate bone and cartilage tissue in orthopaedic reconstruction. Based on reports by Salomon Smith Barney and Tucker Anthony, we believe that in 1998, there were more than 1.8 million procedures performed in the United States that may have benefited from the OP-1 Device, if it were available. These procedures included repair of non-healing fractures (170,000), open fracture reductions (600,000), spinal fusions (300,000), maxillofacial reconstructions (220,000), and prosthetic fixations (550,000).

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

The most widely employed reconstruction procedure for the replacement of lost or damaged bone is bone grafting. Grafting involves surgical transplantation of bone or bone chips to the site of the defect to facilitate new bone formation. Autograft, the currently preferred grafting approach, involves two surgical steps: a first step to harvest the graft, and a second step to implant the graft at the site of the defect or injury. In addition to the pain and cost associated with this two-step procedure, many patients experience complications resulting from the graft harvesting step. A second approach involving allograft procedures utilizes bone grafts or demineralized bone taken from cadavers. We believe that the OP-1 Device applied locally to the site of the defect could be used as an alternative to many bone graft procedures, and may provide reliable healing without the need for graft harvesting with its associated complications.

Stryker has reported completing a pivotal clinical trial under an IDE to evaluate the use of the OP-1 Device as a bone graft substitute. The randomized prospective study included 122 patients at 18 different centers throughout the United States. Patients included in the study had tibial non-union fractures for at least nine months following initial injury without demonstrating progress toward union for the previous three months. Such non-union fractures are often caused by high-energy trauma, do not usually heal well, and generally require repeated surgical interventions. The study was designed to evaluate whether treatment with the OP-1 Device is equivalent to autograft, the current standard of treatment. The OP-1 Device used in this study consisted of a paste-like formulation that was applied locally at the fracture site.

The results of the trial, presented in March 1998 at the American Academy of Orthopaedic Surgeons, demonstrated that the OP-1 Device had comparable clinical success to autograft without the need for a second invasive procedure to harvest autograft bone from the hip. The analysis of the data in this trial showed statistical equivalence between OP-1 and autograft with respect to the clinically important areas of weight-bearing and pain. In addition, the data confirmed that there were comparable rates of re-operation for the two groups of patients. Specifically, eleven of the 61 autograft patients and ten of the 61 OP-1 patients have required re-operation to date. Finally, the data showed a significant reduction in blood loss for the OP-1 patients as compared to the autograft patients and the elimination of certain other complications associated with the harvest of autograft. Radiographic evidence of healing did not meet the predicted target for either group and was approximately 10% higher for the autograft group during the long-term follow-up period.


In October 1995, the FDA approved a supplemental treatment arm, or an Open-Label Trial, of the pivotal trial, allowing Stryker to expand the study to test the OP-1 Device for the treatment of all long bone non-union fractures. Stryker has completed the selection of patients in this Open-Label Trial.

Data presented at a scientific conference in November 1998 from an Australian clinical experience involving 80 patients indicated good clinical and radiological success with use of the OP-1 Device to treat patients with hard-to-heal orthopaedic indications. The presenting clinician reported that, 41 (93%) of the 44 patients who had completed five months of follow-up showed clinical or radiological improvement following OP-1 Device treatment. Patients enrolled in this study had a variety of orthopaedic indications including non-union fractures, spinal fusions, revision arthroplasty, peri-prosthetic fractures, bone defects, and arthrodeses. Since the data were presented, Stryker has continued enrollment of additional patients in this study.

Stryker has initiated a 200 patient clinical study in Canada to evaluate the use of the OP-1 Device for the treatment of fresh fractures and a U.S. clinical study to evaluate the OP-1 Device in spinal fusion. Stryker has also initiated clinical studies in several European countries. Stryker may initiate additional clinical trials to demonstrate the utility of OP-1 based products in additional orthopaedic indications. We and Stryker have also conducted preclinical studies indicating the potential utility of OP-1 in the treatment of cartilage defects. We believe that Stryker's goal is to market OP-1 products for a number of orthopaedic reconstruction indications in major markets around the world.

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

Chronic Renal Failure. Chronic renal failure is characterized by a gradual and progressive loss of kidney function. The most common conditions associated with onset of chronic renal failure are diabetes and high blood pressure. Chronic renal failure eventually results in end stage renal disease, a condition that requires dialysis or kidney transplantation. Aside from the substantial economic costs associated with dialysis, quality of life is significantly impacted, and the average life expectancy of patients on dialysis is substantially diminished. Based on the United States Renal Data System's 1999 Annual Data Report, more than 360,000 patients suffered from end-stage renal disease in 1997. Seventy-nine thousand new patients with chronic renal failure begin dialysis therapy in the United States every year. We believe that there is a significant commercial opportunity for a therapy that could reduce, delay or prevent the need for dialysis or that could halt the progression of chronic renal failure.

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

Stroke. Strokes occur when blood flow to the brain is interrupted by a clogged or burst artery. The interruption deprives the brain of oxygen and nutrients, and causes neurons to die. Stroke is the third leading cause of death in the United States and the number one cause of adult disability. Statistics published in 1999 by the National Stroke Association estimated that there are approximately 550,000 strokes every year in the United States and that four million Americans are living with the effects of stroke. Therapeutics currently available to aid the recovery from stroke are limited. We believe that there is a substantial commercial opportunity for a protein-based therapy that could promote enhanced recovery from stroke.

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

COLLABORATIVE AND LICENSING AGREEMENTS

Stryker Corporation. We have had a collaboration agreement with Stryker to identify and develop bone-inducing proteins and to develop dental therapeutics. OP-1 was first isolated and characterized by our scientists under this collaboration. Under this agreement, in exchange for research funding, future royalties and revenue from commercial manufacturing, we developed OP-1 as a therapy for orthopaedic reconstruction and cartilage regeneration, and supplied Stryker material for use in clinical trials. We devoted significant time and resources to developing and implementing the commercial scale process for manufacturing the OP-1 Device. We restructured our agreement with Stryker in November 1998 to provide Stryker with the exclusive rights to manufacture OP-1 products in these fields. At that time Stryker acquired our commercial manufacturing operations. As a result, Stryker has the exclusive right to develop, market, manufacture, and sell products based on OP-1 proteins for use in orthopaedic reconstruction and dental therapies. In June 1999, Stryker announced that they had submitted a Pre-Market Approval application to the U.S. Food and Drug Administration and a Marketing Authorization Application in Europe to the European Medicines Evaluation Agency. The FDA accepted Stryker's application for filing in July 1999. In December 1999, Stryker also filed for regulatory approval in Australia. The applications are Stryker's formal requests to the various regulatory authorities for approval to market the product.

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

Biogen, Inc. We are developing an OP-1 based therapy for chronic renal failure, a condition characterized by the slow progressive loss of kidney function ultimately resulting in the need for kidney transplantation or dialysis. Chronic renal failure represents a substantial unmet medical need. Preclinical studies indicate that OP-1 administration has the potential to improve kidney function in preclinical models of both acute and chronic renal failure. From December 1996 through December 1999, we had a development agreement with Biogen under which Biogen provided funding for and retained an option to OP-1 based therapies for chronic renal failure. As of December 31, 1999, Biogen did not exercise its option, and we have assumed all rights to OP-1 based renal therapies.

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

Within our patent estate covering morphogenic protein technology, we own or have rights to 52 issued and 69 pending applications in the United States, and 37 issued and 145 pending counterpart foreign applications, which contain claims to novel therapies and processes, as well as numerous tissue applications, including renal, neural, bone, liver, periodontal, dentin, gastrointestinal tract and immune cell-mediated tissue applications.

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


                                                                                               Three
                                                                Years Ended                    Months          Year
                                                                December 31,                   Ended          Ended
                                                -------------------------------------------   December      September
Consolidated Statement of Operations Data:        1999        1998       1997       1996     31,1995(1)     31,1995(1)
    (In thousands, except per share amounts)      ----        ----       ----       ----     ---------      ---------
Revenues:
  Research and development contracts             $  3,160   $  10,419   $ 12,693   $  5,548   $     971    $    5,824
  Manufacturing contracts                               -           -                 4,486         770         6,159
  License fees and royalties                           52          10          -     11,122           2           544
                                                ---------   ---------   --------   --------   ---------     ---------
    Total revenues                                  3,212      10,429     13,087     21,156       1,743        12,527
                                                ---------   ---------   --------   --------   ---------     ---------
Costs and expenses:
  Research and development                         10,435      24,856     25,122     15,651       3,194        11,688
  Cost of manufacturing contracts                       -           -        274      3,823         715         5,330
  General and administrative                        6,396       7,475      6,473      4,901       1,254         3,604
  1999 reorganization and 1998 sale of
   manufacturing operations                           256       1,362          -          -           -             -
                                                ---------   ---------   --------   --------   ---------     ---------
    Total costs and expenses                       17,087      33,693     31,869     24,375       5,163        20,622
                                                ---------   ---------   --------   --------   ---------     ---------
Net operating loss                                (13,875)    (23,264)   (18,782)    (3,219)     (3,420)       (8,095)
Other income/(expenses):
Interest income                                     1,924       2,184      2,331      1,174         261           649
Other income                                            2          12         15         22           -            53
Interest expense                                     (161)       (327)      (216)      (217)        (61)         (229)
                                                ---------   ---------   --------   --------   ---------     ---------
Total other income/(expenses)                       1,765       1,869      2,130        979         200           473
                                                ---------   ---------   --------   --------   ---------     ---------
Net loss                                          (12,110)    (21,395)   (16,652)    (2,240)     (3,220)       (7,622)
Accretion and repurchase costs on Series
 1998/A Preferred Stock                            (2,395)       (987)         -          -           -             -
                                                ---------   ---------   --------   --------   ---------     ---------
Net loss applicable to common stockholders      $ (14,505)  $ (22,382)  $(16,652)  $ (2,240)  $  (3,220)    $  (7,622)
                                                =========   =========   ========   ========   =========     =========
Basic and diluted loss per common share(2)         $(0.41)     $(0.66)    $(0.50)    $(0.07)     $(0.11)       $(0.37)
                                                =========   =========   ========   ========   =========     =========
Common shares for basic and diluted loss
 computation(2)                                    35,605      33,672     33,078     30,062      28,120        20,431
                                                =========   =========   ========   ========   =========     =========
Supplemental information(3):

Basic and diluted loss per common share(3)      $   (1.36)

Common Shares for basic and diluted
 loss computation(3)                               10,682

                                                                     December 31,
                                              ---------------------------------------------------------
                                                  1999        1998       1997       1996        1995
                                                  ----        ----       ----       ----        ----
Consolidated Balance Sheet Data:                                   (In thousands)
Cash, cash equivalents and
 marketable securities                          $  21,371   $  57,935   $ 30,598   $ 50,075   $  20,002
Working capital                                    17,116      49,613     32,381     48,174      21,743
Total assets                                       28,892      66,164     59,038     73,819      41,341
Capital lease obligations, less current             1,009         713      2,005      1,651       1,711
 portion
Accumulated deficit                              (121,595)   (109,485)   (88,090)   (71,438)    (69,198)
Total stockholder's equity                         23,422      33,105     52,709     67,261      37,829

----------
(1) In January 1996, we changed our fiscal year end from September 30 to December 31, effective with the three month period ended December 31, 1995.

(2) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the computation of basic and diluted loss per common share.

(3) The unaudited supplemental share data gives effect to the anticipated reverse stock split whereby each historical Creative share is exchanged for 0.30 common shares of Curis as contemplated in the merger.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

To date, we have derived most of our revenues from research and development payments and license fees under agreements with collaborative partners. We anticipate that over the next several years we will derive most of our revenues from agreements with collaborative partners, including possible royalty revenues from Stryker. We have never been profitable and expect to incur additional operating losses in 2000. Results beyond 2000 will depend largely on the timing and magnitude of royalty payments from Stryker if the OP-1 Device, currently under regulatory review with the Food and Drug Administration, or FDA, is approved for commercial sale. We may not receive substantial royalties from Stryker. If we do, we cannot be sure when such royalties will be received. We may incur continued losses in future years.

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

In October 1999, we reorganized and the Board of Directors approved a plan to focus our operations and financial resources on the development of morphogenic protein- based clinical candidates for the treatment of stroke and renal disease. In connection with this reorganization, we reduced our headcount from 70 to 43 employees. We recorded approximately $511,000 in operating expenses for salary termination costs.

Although Creative is seeking to enter into collaborative arrangements with respect to certain other projects, Creative may not be able to obtain such agreements on acceptable terms and the costs required to complete the projects may exceed the funding available for such projects from the collaborative partners. Upon consummation of the proposed merger among Creative, Ontogeny, Reprogenesis, Curis, the successor entity, intends to review the research and development pipeline of the combined companies, and allocate resources among the various research and development projects based on their strategic fit and the availability of internal resources.

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

Results of Operations

Years Ended December 31, 1999 and 1998

Our total revenues in the year ended December 31, 1999 were $3,212,000. Our total revenues in the year ended December 31, 1998 were $10,429,000. Research and development contract revenues decreased 70% to $3,160,000 in 1999 from $10,419,000 in 1998. The decrease in research and development contract revenues from 1998 to 1999 was primarily the result of a decrease in our research and development contract revenues from Stryker because we are no longer providing research services or supplying OP-1 to Stryker. We anticipate that research and development contract revenues in the year ended December 31, 2000 will be substantially less than the comparable period in 1999.

License fees and royalties revenues increased by $42,000 to $52,000 in 1999 from $10,000 in 1998. The increase in license fees and royalties revenue is partially due to royalties from Stryker and partially due to an increase in revenue from licensing patent rights and know-how associated with certain protein technology which is not central to our business. We expect that royalty revenues in the year ended December 31, 2000 will depend largely on the timing and magnitude of royalty payments from Stryker if the OP-1 Device, currently under regulatory review with the FDA, is approved for commercial sale and is sold.

Our total costs and expenses decreased 49% to $17,087,000 in 1999 from $33,693,000 in 1998. Research and development expenses decreased 58% to $10,435,000 in 1999 from approximately $24,856,000 in 1998. The decrease in research and development expenses was primarily due to the sale of certain of our OP-1 manufacturing rights and facilities to Stryker in November 1998 and the elimination of manufacturing and facility-related expenses with respect thereto. We had previously reported the costs associated with such production of OP-1 as research and development expenses. During 1999, our research and development expenses included research relating to the following: (i) a renal disease therapy as part of the Biogen collaboration, (ii) neurological disease therapies and (iii) other indications proprietary to us.

Stryker initiated a modular pre-market approval application, or PMA, filing for the OP-1 Device in 1998, which commenced FDA review of the submitted portion of the application. In June 1999, Stryker stated that it had completed submission of the modular PMA to the FDA, and in July 1999 stated that the FDA had accepted the PMA for filing. Stryker is presently preparing a response to a deficiency letter received from the FDA regarding the PMA that focuses on the radiographic findings and certain other clinical data. Stryker has also submitted for European and Australian regulatory review the OP-1 bone graft substitute product.

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
                                                            ========

Interest income decreased 12% to $1,924,000 in 1999 from $2,184,000 in 1998 in part because we had lower average balances of cash and marketable securities and in part because of lower interest rates in 1999, as compared to 1998. In May 1998, we sold 25,000 shares of Series 1998/A Preferred Stock. Net proceeds to us, after deducting fees and other expenses of the offering, were approximately $23,618,000. In addition, we received approximately $19,530,000 in the fourth quarter of 1998 from the sale of our OP-1 manufacturing-related assets to Stryker. As discussed further below, in May 1999 we repurchased all of the outstanding Series 1998/A Preferred Stock for approximately $22,470,000 in cash.

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

Years Ended December 31, 1998 and 1997

Our revenues in the year ended December 31, 1998 were $10,429,000. Our revenues in the year ended December 31, 1997 were $13,086,000. Research and development contract revenues decreased 18% from $12,693,000 in 1997 to $10,419,000 in 1998. The decrease in research and development contract revenues from 1997 to 1998 primarily is a result of a decrease in our research activity under the research collaboration with Biogen, partially offset by an increase in research and development contract revenues from the supply of OP-1 to Stryker.

License fees and royalties revenues in the year ended December 31, 1998 included $10,000 in revenue from licensing patent rights and know-how associated with certain protein technology which is not central to our business.

Our total costs and expenses, consisting primarily of research and development expenses, increased approximately 6% from $31,869,000 in the year ended
December 31, 1997, to $33,693,000 in the year ended December 31,1998. Research and development expenses decreased 1% from $25,122,000 in 1997 to $24,856,000 in 1998. Our research and development expenses for 1998 were slightly less than 1997 due to the sale of our OP-1 manufacturing rights and facilities to Stryker in November 1998 and the elimination of manufacturing and facility-related expenses.

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

Interest income decreased 6% from $2,331,000 in 1997 to $2,184,000 in 1998 because we had higher average balances in cash and marketable securities in 1997 than we had in 1998. In May 1998, we sold 25,000 shares of Series 1998/A Preferred Stock. Net proceeds to us, after deducting fees and other expenses of the offering, were approximately $23,618,000. In addition, we received approximately $17,000,000 in the fourth quarter of 1998 from the sale of our OP-1 manufacturing related assets to Stryker.

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

Accretion on Series 1998/A Preferred Stock for the year ended December 31, 1998, includes $733,000, calculated at the rate of 5% per annum of the stated value of the outstanding Series 1998/A Preferred Stock from May 27, 1998 and $254,000 of accretion of issuance costs related to the sale of Series 1998/A Preferred Stock. We are accrediting the Series 1998/A Preferred Stock up to its conversion value.

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

Cash used for operating activities was $14,768,000 in 1999 compared to $10,412,000 in 1998 and $17,860,000 in 1997.

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

We increased our investment in property, plant and equipment to $8,625,000 at December 31, 1999 from $7,702,000 at December 31, 1998. We currently plan to spend approximately $260,000 in the year ending December 31, 2000 in leasehold improvements and equipment purchases to upgrade our research and development capabilities. In May 1999, we extended a master lease agreement, which was originally entered into in October 1997, that provides for the sale and leaseback or lease of up to $750,000 of laboratory and office equipment. This lease commitment expired on December 31, 1999. Cash provided by investing activities in 1999 was $20,274,000 compared to $1,589,000 in 1998 and $20,365,000 used in 1997. During 1997 we purchased $28,255,000 of marketable securities.

Financing activities used cash of $20,493,000 in 1999 compared to $24,403,000 provided in 1998 and $2,135,000 provided in 1997. On May 27, 1998, we completed a private placement with three institutional investors for the sale of 25,000 shares of Series 1998/A Preferred Stock, with a stated value of $1,000 per share resulting in net proceeds of approximately $23,618,000 after expenses. Since issuance of the Series 1998/A Preferred Stock, the holders converted a total of 4,514 shares of Series 1998/A Preferred Stock into 2,043,765 shares of Common Stock through May 7, 1999. On May 7, 1999, we repurchased 20,486 shares which represented all of the outstanding Series 1998/A Preferred Stock following final conversions, for approximately $22,470,000 in cash. As a result of this transaction, the Series 1998/A Preferred Stock has been retired and there will be no subsequent conversions into Common Stock.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements in short-term marketable securities, generally corporate bonds and notes with minimum rating of A and United States Government and agency instruments. The maturities of these instruments range from one to twenty-nine months, with a weighted average maturity of less than one year. All marketable securities are considered available for sale. At December 31, 1999, the fair market value of these securities amounted to $18,620,000, with unrealized losses of $30,800 included as a component of stockholders' equity. If interest rates were to increase rapidly by 5%, an event we consider reasonably possible in the near term, the carrying value of the securities portfolio could decline by approximately $465,000. However, because of the quality of the investment portfolio and the short term nature of the marketable securities, we do not believe that the principal amount of the securities would be impaired and, therefore, no loss would be ultimately recognized in the statement of operations.

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

COMMITMENTS

SERIES 1998/A PREFERRED STOCK, $.01 par value
 23,414 shares issued and outstanding at
 December 31, 1998, liquidation preference of
 $24,113,598 at December 31, 1998                           -        23,052,787
                                               --------------    --------------



STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000
shares authorized, 23,414 issued and
outstanding at December 31, 1998
  Common  Stock, $.01 par value, 50,000,000
shares authorized, 36,665,115 shares and
34,457,469 shares issued and outstanding at
December 31, 1999 and 1998, respectively              366,651           344,575
  Additional paid-in capital                      144,680,760       142,140,526
  Accumulated other comprehensive income              (30,801)          105,461
  Accumulated deficit                            (121,595,024)     (109,485,234)
                                               --------------    --------------
     Total stockholders' equity                    23,421,586        33,105,328
                                               --------------    --------------
TOTAL                                           $  28,892,291     $  66,164,057
                                               ==============    ==============

See notes to consolidated financial statements

CREATIVE BIOMOLECULES, INC. AND ITS SUBSIDIARY
----------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------

                                                                 Years Ended December 31,
                                                    ------------------------------------------------
                                                          1999             1998             1997
                                                          ----             ----             ----
REVENUES:
  Research and development contracts                  $  3,159,460     $ 10,419,071     $ 12,692,475
  Manufacturing contracts                                        -                -          393,926
  License fees and royalties                                52,400           10,000                -
                                                    ---------------  ---------------  ---------------
     Total revenues                                      3,211,860       10,429,071       13,086,401
                                                    ---------------  ---------------  ---------------
COSTS AND EXPENSES:
  Research and development                              10,434,560       24,856,147       25,122,039
  Cost of manufacturing contracts                                -                -          273,757
  General and administrative                             6,396,094        7,474,372        6,472,821
  1999 reorganization and 1998 sale of
  manufacturing operations                                 255,701        1,362,249                -
                                                    ---------------  ---------------  ---------------
     Total costs and expenses                           17,086,355       33,692,768       31,868,617
                                                    ---------------  ---------------  ---------------

NET OPERATING LOSS                                     (13,874,495)     (23,263,697)     (18,782,216)
                                                    ---------------  ---------------  ---------------
OTHER INCOME/(EXPENSES):
 Interest income                                         1,924,313        2,183,472        2,330,743
 Other income                                                1,777           12,391           15,615
 Interest expense                                         (161,385)        (327,304)        (215,815)
                                                    ---------------  ---------------  ---------------
 Total other income/(expenses)                           1,764,705        1,868,559        2,130,543
                                                    ---------------  ---------------  ---------------
 Net loss                                              (12,109,790)     (21,395,138)     (16,651,673)
                                                    ---------------  ---------------  ---------------

ACCRETION AND REPURCHASE COSTS ON SERIES 1998/A
PREFERRED STOCK                                         (2,395,559)        (986,587)               -
                                                    ---------------  ---------------  ---------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS            $(14,505,349)    $(22,381,725)    $(16,651,673)
                                                    ===============  ===============  ===============

BASIC AND DILUTED LOSS PER COMMON SHARE                     $(0.41)          $(0.66)          $(0.50)
                                                    ===============  ===============  ===============
COMMON SHARES FOR BASIC AND DILUTED LOSS
COMPUTATION                                             35,605,157       33,672,105       33,078,120
                                                    ===============  ===============  ===============
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
---------------------------------------------

NET LOSS                                              $(12,109,790)    $(21,395,138)    $(16,651,673)

UNREALIZED GAIN/(LOSS) ON MARKETABLE SECURITIES           (136,262)         105,461                -
                                                    ---------------  ---------------  ---------------

COMPREHENSIVE LOSS                                    $(12,246,052)    $(21,289,677)    $(16,651,673)
                                                    ===============  ===============  ===============

See notes to consolidated financial statements

CREATIVE BIOMOLECULES, INC. AND ITS SUBSIDIARY
----------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------

                                                                                                      Accumulated
                                               Common Stock          Additional                          Other
                                           --------------------       Paid-In         Accumulated    Comprehensive
                                             Shares     Amount        Capital           Deficit      Income/(Loss)        Total
                                           ----------  --------     ------------    --------------   -------------     ------------
BALANCE, JANUARY 1, 1997                   32,769,553  $327,696     $138,371,802    $ (71,438,423)   $         -       $ 67,261,075

Stock based compensation                                                 254,350                                            254,350
Other issuances of Common Stock               623,029     6,230        1,839,360                                          1,845,590
Net loss                                                                              (16,651,673)                      (16,651,673)
                                           ----------  --------     ------------    --------------   -------------     ------------

BALANCE, DECEMBER 31, 1997                 33,392,582   333,926      140,465,512      (88,090,096)             -         52,709,342

Conversions of Series 1998/A
     Preferred Stock into Common Stock        732,370     7,324        1,544,842                                          1,552,166
Stock based compensation                       48,000       480          321,520                                            322,000
Other issuances of Common Stock               284,517     2,845          795,239                                            798,084
Unrealized gain on marketable securities                                                                 105,461            105,461
Accretion on Series 1998/A Preferred Stock                              (986,587)                                          (986,587)
Net loss                                                                              (21,395,138)                      (21,395,138)
                                           ----------  --------     ------------    --------------   -------------     ------------

BALANCE, DECEMBER 31, 1998                 34,457,469   344,575      142,140,526     (109,485,234)       105,461         33,105,328

Conversions of Series 1998/A
     Preferred Stock into Common Stock      1,311,395    13,114        2,964,885                                          2,977,999
Warrant exercises into Common Stock           397,326     3,973          943,649                                            947,622
Other issuances of Common Stock               498,925     4,989          963,259                                            968,248
Stock based compensation                                                  64,000                                             64,000
Unrealized loss on marketable securities                                                                (136,262)          (136,262)
Accretion and repurchase costs on Series
     1998/A Preferred Stock                                           (2,395,559)                                        (2,395,559)
Net loss                                                                              (12,109,790)                      (12,109,790)
                                           ----------  --------     ------------    --------------   -------------     ------------

BALANCE, DECEMBER 31, 1999                 36,665,115  $366,651     $144,680,760    $(121,595,024)     $ (30,801)      $ 23,421,586
                                           ==========  ========     ============    ==============   =============     ============

See notes to consolidated financial statements

CREATIVE BIOMOLECULES, INC. AND ITS SUBSIDIARY
----------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------

                                                                                    Years Ended December 31,
                                                                      ---------------------------------------------------
                                                                            1999             1998              1997
                                                                            ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $(12,109,790)    $(21,395,138)     $(16,651,673)
                                                                      ---------------- ----------------  ----------------
Adjustments to reconcile net loss to net cash used:
  Loss on sale of manufacturing operations                                         -        1,362,249                 -
  Depreciation and amortization                                              989,490        2,485,753         2,103,906
  Compensation expense                                                        64,000          371,999           254,350
  Deferred patent and application costs                                      537,781                -           188,055
  Increase (decrease) in cash from:
    Accounts receivable                                                      608,936        3,903,286        (3,117,822)
    Inventory and prepaid expenses                                           154,137         (104,428)           16,821
    Accounts payable and accrued liabilities                              (2,012,555)        (696,973)         (653,619)
    Deferred contract revenue                                             (3,000,000)       3,661,279                 -
                                                                      ---------------- ----------------  ----------------
       Total adjustments                                                  (2,658,211)      10,983,165        (1,208,309)
                                                                      ---------------- ----------------  ----------------

    Net cash provided by (used for) operating activities                 (14,768,001)     (10,411,973)      (17,859,982)
                                                                      ---------------- ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                         (9,359,549)     (30,021,298)      (28,254,756)
Sale of marketable securities                                             30,903,094       18,368,193        11,642,181
Expenditures for plant and equipment                                        (610,013)      (2,849,288)       (2,810,611)
Expenditures for patents                                                    (776,586)      (1,120,609)       (1,131,303)
Note receivable from officer                                                       -          (10,000)          (40,000)
Repayment of note receivable from officer                                    116,668          116,667           116,666
Decrease in deposits and other                                                     -           12,549           113,020
Proceeds from sale of manufacturing related assets                                 -       17,092,322                 -
                                                                      ---------------- ----------------  ----------------

  Net cash provided by (used for) for investing activities                20,273,614        1,588,536       (20,364,803)
                                                                      ---------------- ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of equity:
  Warrant exercises                                                          947,622                -                 -
  Common Stock - other                                                       968,248          798,084         1,880,590
  Proceeds from redeemable Series 1998/A Preferred Stock                           -       25,000,000                 -
Costs of raising equity                                                            -       (1,381,634)          (35,000)
Repurchase of Series 1998/A Preferred Stock                              (22,470,347)               -                 -
Increase in obligations under capital leases                                 311,031          193,524           346,766
Repayments of obligations under capital leases                              (249,142)        (207,402)          (57,650)
                                                                      ---------------- ----------------  ----------------

  Net cash provided by (used for) financing activities                   (20,492,588)      24,402,572         2,134,706
                                                                      ---------------- ----------------  ----------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                     (14,986,975)      15,579,135       (36,090,079)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                                       17,738,044        2,158,909        38,248,988
                                                                      ---------------- ----------------  ----------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                  $  2,751,069     $ 17,738,044      $  2,158,909
                                                                      ================ ================  ================

SUPPLEMENTAL DISCLOSURE OF NON CASH
INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchased under capital lease obligations        $    313,512     $  1,089,164      $    135,361
                                                                      ================ ================  ================

Capital leases assumed by buyer in connection with sale of
manufacturing operations                                                $          -     $  2,437,802      $          -
                                                                      ================ ================  ================

Conversion of Series 1998/A Preferred Stock                             $  2,978,000     $  1,552,166      $          -
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

     Revenue Recognition - Research and development contract revenues consist of
     -------------------
     non-refundable research and development funding under collaborative agreements with various strategic partners. Research and development funding generally compensates the Company for discovery, preclinical and clinical testing related to the collaborative research programs, and is recognized as revenue at the time the research and development activities are performed under the terms of the related agreements, when the strategic partner is obligated to pay and when no future performance obligations exist.

     Fees for the sale of licensing of product rights on initiation of collaborative arrangements are recorded as deferred revenue upon receipt and recognized as income on a systematic basis (based on the timing and level of work performed or on a straightline basis if not otherwise determinable) over the period that the related products or services are delivered or obligations as defined in the agreement are performed in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition". Revenue from milestone or other contingent payments is recognized as earned in accordance with the terms of the related agreement.

     Royalties are recognized as earned under the Company's royalty agreements when amounts are determinable and payment is reasonably assured.

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

     Stock-Based Compensation - Stock options issued to employees under the
     ------------------------
     Company's stock option and purchase plans are accounted for under APB No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" (Note 9). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees."

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

CREATIVE BIOMOLECULES, INC. AND ITS SUBSIDIARY
----------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.   SALE OF MANUFACTURING OPERATIONS AND REORGANIZATION CHARGES
     (CONTINUED)

     Total proceeds (including capital leases assumed
      by the buyer of $2,438,000).....................     $19,530,000
     Less:
      Net book value of manufacturing related assets..      18,929,000
      Employee termination costs......................       1,438,000
      Legal, accounting and consulting costs..........         525,000
                                                         --------------
     Loss on sale of manufacturing operations.........     $(1,362,000)
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

     On February 8, 2000, the Company loaned to two executive officers an aggregate of $1,131,380, which was equal to the aggregate exercise price of incentive stock options exercised by them on the same date. The officers immediately used these funds to pay the Company the exercise price of such incentive stock options. These full recourse, non-prepayable loans each bear interest at an annual rate of 7% and the principal is due and payable on the earlier of May 8, 2002 or 30 days following the sale of the stock purchased with these funds.

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

     On February 8, 2000, the Board of Directors approved the immediate acceleration of vesting of certain unvested stock options held by the Company's executive officers and outside directors and the extension of the exercise period for one year. Vesting for approximately 1,264,000 options was accelerated and the exercise period for approximately 2,361,000 vested options was extended, resulting in a non-cash compensation charge of $3,139,000 to be recorded in the quarter ending March 31, 2000.

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
                                                 ==============   ==============


     The Company has not yet achieved profitable operations. In addition, the future availability of the Company's tax benefits may be significantly limited under Section 382 of the Internal Revenue Code. Section 382 limits the use of net operating loss carryforwards, credit carryforwards and certain other tax attributes as a result of changes in a company's ownership. If the merger is completed a Section 382 limitation will occur. The amount of the limitation cannot be determined until after the merger is completed (see Note 13). Accordingly, management believes that the tax benefits as of December 31, 1999 and 1998 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net asset.

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

CREATIVE BIOMOLECULES, INC. AND ITS SUBSIDIARY
----------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


13.  SUBSEQUENT EVENT

     On February 15, 2000, the Company announced that it will merge with Ontogeny, Inc., and Reprogenesis, Inc., to form a public company named Curis, Inc. Under the terms of the merger, which is subject to Shareholder approval, Creative's stockholders will receive three Curis shares for every ten shares of Creative Common Stock. Following completion of the transaction, Creative's stockholders will hold approximately 43%, Ontogeny's stockholders will hold approximately 38% and Reprogenesis' stockholders will hold approximately 19% of Curis. Curis, the successor to Creative, will record the merger as a purchase of Reprogenesis and Ontogeny. The merger is expected to close in June 2000, subject to Shareholder approval.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hopkinton, Massachusetts, on June 16, 2000.

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


Signature                     Capacity                            Date
---------                     --------                            ----

/s/ Brian H. Dovey            Chairman of the Board and Director  June 16, 2000
----------------------------
    Brian H. Dovey

/s/ Michael M. Tarnow         President and Chief Executive       June 16, 2000
---------------------------- Officer
    Michael M. Tarnow        and Director (principal executive
                             officer)

/s/ Charles Cohen, Ph.D.      Chief Scientific Officer and        June 16, 2000
---------------------------- Director
    Charles Cohen, Ph.D.

/s/ Steven L. Basta           Vice President, Finance and         June 16, 2000
---------------------------- Business Development
    Steven L. Basta          Treasurer (principal financial
                             officer)

/s/ Susan M. Letterie         Director of Accounting (principal   June 16, 2000
---------------------------- accounting officer)
    Susan M. Letterie

/s/ Jeremy L. Curnock Cook    Director                            June 16, 2000
----------------------------
    Jeremy L. Curnock Cook

/s/ Martyn D. Greenacre       Director                            June 16, 2000
----------------------------
    Martyn D. Greenacre

                              Director
----------------------------
    Suzanne D. Jaffe

/s/ Michael Rosenblatt, M.D.  Director                            June 16, 2000
----------------------------
    Michael Rosenblatt, M.D.

/s/ James R. Tobin            Director                            June 16, 2000
----------------------------
    James R. Tobin