Form 10-Q
period 2000-06-30
CREATIVE BIOMOLECULES INC
filed 2000-07-28
CIK 857121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-19910
                         -------------------------------

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

                                           [X]  Yes           [_]  No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

As of July 25, 2000, the registrant had 38,257,391 shares of Common Stock outstanding.

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                                          Page Number
          Item 1.  Financial Statements
                   Consolidated Balance Sheets - June 30, 2000 (unaudited) and
                   December 31, 1999                                                          3

                   Unaudited Consolidated Statements of Operations for the three and six
                   months ended June 30, 2000 and 1999                                        4

                   Unaudited Consolidated Statements of Comprehensive Income/(Loss) for
                   the three and six months ended June 30, 2000 and 1999 4
                   Unaudited Consolidated Statements of Cash Flows for the six
                   months ended June 30, 2000 and 1999                                        5

                   Notes to Unaudited Consolidated Financial Statements                       6

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                  8

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk                13


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                         14

          Item 2.  Changes in Securities                                                     14

          Item 3.  Defaults Upon Senior Securities                                           14

          Item 4.  Submission of Matters to a Vote of Security Holders                       14

          Item 5.  Other Information                                                         14

          Item 6.  Exhibits and Reports on Form 8-K                                          14

SIGNATURES


CREATIVE BIOMOLECULES, INC. AND ITS SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
================================================================================================================
                                                                                 June 30,           December 31,
                                                                                  2000                 1999
                                                                               -----------          ------------
                                                                               (unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                                    $  13,551,065       $   2,751,069
  Marketable securities                                                            2,970,186          18,619,516
  Marketable securities-restricted                                                 5,315,850                  --
  Accounts receivable                                                                     --              60,296
  Prepaid expenses and other                                                         877,125             146,764
  Deferred merger costs                                                            1,697,366                  --
                                                                               -------------       -------------
    Total current assets                                                          24,411,592          21,577,645
                                                                               -------------       -------------

PLANT AND EQUIPMENT - net                                                          1,525,755           2,130,158
                                                                               -------------       -------------

OTHER ASSETS:
  Patents and licensed technology - net                                              928,625             951,198
  Deferred patent application costs - net                                          4,518,220           4,124,716
  Deposits and other                                                                   5,554             108,574
                                                                               -------------       -------------
     Total other assets                                                            5,452,399           5,184,488
                                                                               -------------       -------------
TOTAL                                                                          $  31,389,746       $  28,892,291
                                                                               =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Lease obligations - current portion                                          $     279,248       $     347,323
  Accounts payable                                                                   396,738             612,811
  Accrued liabilities                                                              1,833,413           1,895,634
  Accrued compensation                                                               640,255             944,270
  Deferred revenue                                                                        --             661,279
                                                                               -------------       -------------
     Total current liabilities                                                     3,149,654           4,461,317
                                                                               -------------       -------------

LEASE OBLIGATIONS                                                                    647,983           1,009,388
                                                                               -------------       -------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000 shares authorized
  Common Stock, $.01 par value, 50,000,000 shares authorized, 38,253,641 shares and 36,665,115 shares issued and outstanding at June 30, 2000
    and December 31, 1999, respectively                                              382,536             366,651

  Additional paid-in capital                                                     153,096,739         144,680,760
  Officer notes receivable                                                        (1,131,380)                 --
  Accumulated other comprehensive income                                           5,194,802             (30,801)
  Accumulated deficit                                                           (129,950,588)       (121,595,024)
                                                                               -------------       -------------
     Total stockholders' equity                                                   27,592,109          23,421,586
                                                                               -------------       -------------
TOTAL                                                                          $  31,389,746       $  28,892,291
                                                                               =============       =============

See notes to unaudited consolidated financial statements


CREATIVE BIOMOLECULES, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
============================================================================================================================

                                                  Three Months Ended June 30,                 Six Months Ended June 30,
                                             ----------------------------------          ----------------------------------
                                                 2000                   1999                 2000                  1999
                                             ------------          ------------          ------------          ------------
                                                        (unaudited)                                  (unaudited)

REVENUES:
  Research and development contracts         $      7,471          $    757,542          $    677,858          $  1,582,187
                                             ------------          ------------          ------------          ------------
     Total revenues                                 7,471               757,542               677,858             1,582,187
                                             ------------          ------------          ------------          ------------

COSTS AND EXPENSES:
  Research and development                      1,910,895             2,613,208             3,984,233             5,342,125
  General and administrative                    1,159,618             1,530,690             5,853,476             3,060,328
                                             ------------          ------------          ------------          ------------
     Total costs and expenses                   3,070,513             4,143,898             9,837,709             8,402,453
                                             ------------          ------------          ------------          ------------

NET OPERATING LOSS                             (3,063,042)           (3,386,356)           (9,159,851)           (6,820,266)
                                             ------------          ------------          ------------          ------------

OTHER  INCOME/(EXPENSES)
  Interest and other                              284,650               495,667               583,546             1,251,400
  Interest expense                                (41,020)              (35,591)              (84,655)              (68,252)
  Gain on sale of assets                          305,396                  --                 305,396                  --
                                             ------------          ------------          ------------          ------------
    Total other income/(expenses)                 549,026               460,076               804,287             1,183,148
                                             ------------          ------------          ------------          ------------

NET LOSS                                       (2,514,016)           (2,926,280)           (8,355,564)           (5,637,118)

ACCRETION ON SERIES 1998/A
PREFERRED STOCK                                      --              (2,006,391)                 --              (2,395,559)
                                             ------------          ------------          ------------          ------------

NET LOSS APPPLICABLE TO
COMMON STOCKHOLDERS                          $ (2,514,016)         $ (4,932,671)         $ (8,355,564)         $ (8,032,677)
                                             ============          ============          ============          ============

BASIC AND DILUTED LOSS
PER COMMON SHARE                             $       (.07)         $       (.14)         $       (.22)         $       (.23)
                                             ============          ============          ============          ============

COMMON SHARES FOR BASIC
AND DILUTED
LOSS COMPUTATION                               38,238,907            35,512,694            37,897,905            35,091,833
                                             ============          ============          ============          ============



CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
------------------------------------------------------

NET LOSS                                     $ (2,514,016)         $ (2,926,280)         $ (8,355,564)         $ (5,637,118)

UNREALIZED GAIN/(LOSS) ON
MARKETABLE SECURITIES                              12,660              (110,359)                9,403              (110,325)

UNREALIZED GAIN ON MARKETABLE
SECURITIES-RESTRICTED                           5,216,200                    --             5,216,200                    --
                                             ------------          ------------          ------------          ------------

COMPREHENSIVE INCOME/(LOSS)                  $  2,714,844          $ (3,036,639)         $ (3,129,961)         $ (5,747,443)
                                             ============          ============          ============          ============



See notes to unaudited consolidated financial statements


CREATIVE BIOMOLECULES, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
===========================================================================================================
                                                                             Six Months Ended June 30,
                                                                         ----------------------------------
                                                                             2000                  1999
                                                                         ------------          ------------
                                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $ (8,355,564)         $ (5,637,118)
                                                                         ------------          ------------
Adjustments to reconcile net loss to net cash used:
  Depreciation and amortization                                               507,973               466,549
  Compensation expense                                                      3,139,478                64,000
  Gain on disposal of assets                                                 (305,396)                   --
  Reorganization expense adjustment                                            39,141                    --
  Deferred patent and application costs                                            --                88,104
  Increase (decrease) in cash from:
    Accounts receivable                                                        60,296               607,462
    Prepaid expenses and other                                               (380,361)              (32,630)
    Deferred merger costs                                                  (1,697,366)                   --
    Accounts payable and accrued liabilities                                 (634,991)           (2,359,125)
    Deferred contract revenue                                                (661,279)           (1,500,000)
                                                                         ------------          ------------
       Total adjustments                                                       67,495            (2,665,640)
                                                                         ------------          ------------

    Net cash used  for operating activities                                (8,288,069)           (8,302,758)
                                                                         ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                                  --            (6,409,882)
Sale of marketable securities                                              15,658,733            21,713,362
Expenditures for property, plant and equipment                                (16,462)             (411,258)
Expenditures for patents                                                     (489,102)             (366,439)
Proceeds from sale of assets related to merger                                200,000                    --
Deposits                                                                        3,370                    --
                                                                         ------------          ------------
  Net cash provided by investing activities                                15,356,539            14,525,783
                                                                         ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of equity:
  Common Stock - other                                                      3,853,445               198,868
  Warrant exercises                                                           307,561                    --
Repurchase of Series 1998/A Preferred Stock                                        --           (22,470,347)
Increase in obligations under capital leases                                       --               186,900
Repayments of obligations under capital leases                               (429,480)              (93,355)
                                                                         ------------          ------------

  Net cash provided by (used for) financing activities                      3,731,526           (22,177,934)
                                                                         ------------          ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       10,799,996           (15,954,909)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              2,751,069            17,738,044
                                                                         ------------          ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 13,551,065          $  1,783,135
                                                                         ============          ============

SUPPLEMENTAL DISCLOSURE OF NON CASH
INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchased under capital lease obligations         $         --          $    271,321
                                                                         ============          ============
Conversion of Series 1998/A Preferred Stock to Common Stock              $         --          $  2,978,000
                                                                         ============          ============
Officer notes payable for exercise of stock options                      $  1,131,380          $         --
                                                                         ============          ============


See notes to unaudited consolidated financial statements

CREATIVE BIOMOLECULES, INC. AND ITS SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1. Opinion of Management - The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. These statements are condensed and do not include all disclosures as required by generally accepted accounting principles. In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company's financial position at June 30, 2000 and the results of operations and cash flows for the three and six months ended June 30, 2000 and 1999. The financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1999.

      Interim results are not necessarily indicative of results for a full year and such results are subject to year end adjustments and independent audit.

2. Merger - On February 15, 2000, the Company announced that it will merge with Ontogeny, Inc., and Reprogenesis, Inc., to form a public company named Curis, Inc. Under the terms of the merger, which is subject to shareholder approval, Creative's stockholders will receive three Curis shares for every ten shares of Creative Common Stock. Following the completion of the transaction, Creative's stockholders will hold approximately 43%, Ontogeny's stockholders will hold approximately 38% and Reprogenesis' stockholders will hold approximately 19% of Curis. The merger will be accounted for under the purchase method of accounting for business combinations, with the Company being the acquiring company for accounting purposes. Each company is holding its stockholder meeting on July 31, 2000 to vote on the proposed merger to form Curis, Inc. The merger is expected to close in the third quarter of 2000. As of June 30, 2000, the Company has incurred and deferred approximately $1.7 million of costs directly attributable to the merger. In addition, if the merger is approved, the Company will owe an incremental $750,000 for investment banking fees. Such costs will be included in determining the final purchase price or will be expensed in the event the merger is not consummated. The Company expects additional merger transaction costs will be incurred and expensed at the close of the merger in the third quarter of 2000 and is estimated at $2.6 million. These costs include approximately $2.2 million for severance, termination benefits and outplacement costs and approximately $380,000 for closing the Company's two Hopkinton, Massachusetts facilities. There may be additional costs associated with the extension of the exercise period through December 31, 2000 for certain terminated employee's stock options (See Note 4).

3. The Company owns 107,142 shares of common stock in a company which completed an initial public offering in the second quarter of 2000. These securities are restricted because they cannot be freely traded until October 7, 2000. In addition, the Company holds a warrant to purchase 53,571 shares of common stock which expire on January 27, 2005. As of June 30, 2000, the warrants were valued at approximately $1,740,000. The Company has classified these securities as available-for-sale and has recorded the appreciation and the carrying value of the investment of approximately $5,216,000 in other comprehensive income as of June 30, 2000.

4. Reorganization - In October 1999, the Company was reorganized and the Board approved a plan to focus its operations and financial resources on the development of morphogenic protein-based clinical candidates for the treatment of stroke and renal disease. The reorganization charge included $511,000 related primarily to termination benefits in the reduction of employees, which $95,503 remained to be paid as of December 31, 1999. During the quarter ended March 31, 2000, the Company determined that health insurance claims were less than originally estimated. This resulted in a reduction in the reorganization charges and the related accrual of approximately $38,000. During the quarter ended June 30, 2000, the Company paid approximately $6,000 for employee outplacement costs. As of June 30, 2000, there were no accrued costs remaining to be paid.

5. Stock Option Amendment - On February 8, 2000, the Board of Directors approved the immediate acceleration of the vesting period of unvested stock options held by the Company's executive officers and outside directors and the extension of the exercise period for one year. Vesting for approximately 1,264,000 options was accelerated and the exercise period for approximately 2,361,000 vested options was extended, resulting in a non-cash compensation charge of $3,139,000 recorded in the quarter ending March 31, 2000. In April 2000, the Board of Directors approved a modification to extend the exercise period to December 31, 2000 for certain stock options held by certain employees upon the employee's future termination in connection with the merger. As a result of this extension, the Company may incur a non-cash compensation charge, dependent upon the number of employees severed as a result of the merger and the market price of the Company's stock at the close of the merger.

6. Lease Obligations - In March 2000, the Company entered into a sublease for its Boston, Massachusetts facility lease commencing on July 1, 2000. The sublease terminates on July 31, 2002, also the termination date of the Company's original lease on this facility. On June 30, 2000, associated with the sublease for its Boston facility, the Company purchased certain of its capital equipment leases and simultaneously sold these assets to the subtenant for $350,000. In addition, the Company also sold certain assets. The Company recorded a total net gain of approximately $305,000 in relation to the sale of these assets. In April 2000, the Company agreed to terminate one of its Hopkinton, Massachusetts facility leases on July 31, 2000.

      Future minimum operating lease obligations at June 30, 2000 were as follows:


YEAR ENDING DECEMBER 31,            Operating            Sublease        Net Obligation
------------------------------  ---------------     ---------------    ----------------
2000                                 $  318,198         $  (241,086)           $ 77,112
2001                                    528,825            (482,172)             46,653
2002                                    274,558            (281,267)             (6,709)
2003                                      8,483                   -               8,483
Thereafter                                    -                   -                   -
                                ---------------     ---------------    ----------------
Total minimum lease payments         $1,130,064         $(1,004,525)           $125,539
                                ===============     ===============    ================

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

      In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation". The interpretation clarifies the application of Opinion 25 in certain situations, as defined. The interpretation is effective July 1, 2000 but would cover certain events having occurred after December 15, 1998. The Company has not yet completed its evaluation of FASB Interpretation No. 44, and is, therefore, unable to disclose the impact adoption will have on its consolidated financial position or results of operations.

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

On February 15, 2000, we announced that we will merge with Ontogeny, Inc., and Reprogenesis, Inc., to form a public company named Curis, Inc. Under the terms of the merger, which is subject to stockholder approval, our stockholders will receive three Curis shares for every ten shares of our Common Stock. Following completion of the transaction, our stockholders will hold approximately 43%, Ontogeny's stockholders will hold approximately 38% and Reprogenesis' stockholders will hold approximately 19% of Curis. The merger will be accounted for under the purchase method of accounting for business combinations, with the Company being the acquiring company for accounting purposes. Each company is holding its stockholder meeting on July 31, 2000 to vote on the proposed merger to form Curis, Inc. The merger is expected to close in the third quarter of 2000.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999. Our total revenues for the three and six month periods ended June 30, 2000, which consisted entirely of research and development revenues, were $7,000 and $678,000, respectively. Our total revenues for the three and six month periods ended June 30, 1999, which consisted entirely of research and development revenues, were $758,000 and $1,582,000, respectively. Research and development contract revenues decreased 99% from $758,000 for the three month period ended June 30, 1999 to $7,000 for the three month period ended June 30, 2000 and decreased 57% from $1,582,000 for the six month period ended June 30, 1999 to $678,000 for the six month period ended June 30, 2000. The decrease in research and development contract revenues from 1999 to 2000 primarily is a result of the termination of the Biogen research contract which provided research funding during 1999. This decrease was offset in part by the recognition of deferred contract revenue from Stryker in the first quarter of 2000.

Our total costs and expenses decreased 26% from $4,144,000 for the three month period ended June 30, 1999, to $3,071,000 for the three month period ended June 30, 2000 and increased 17% to $9,838,000 for the six month period ended June 30, 2000 from $8,402,000 for the six month period ended June 30, 1999. Research and development expenses decreased 27% from $2,613,000 for the three month period ended June 30, 1999 to $1,911,000 for the three month period ended June 30, 2000 and decreased 25% from $5,342,000 for the six month period ended June 30, 1999 to $3,984,000 for the six month period ended June 30, 2000. The decrease in research and development expenses in both the three and six month periods is due primarily to the October 1999 company-wide reorganization, which resulted in a reduction in our employee headcount. As a result of the decrease in employee headcount, payroll related expenses and lab supplies were substantially lower in the three and six month periods ended June 30, 2000 as compared to the same periods in 1999. This decrease was partially offset by slightly higher costs for external scientific consultants and collaborations. We anticipate that research and development expenses in the remaining quarters of 2000 will be substantially less than in the comparable periods of 1999.

General and administrative expenses decreased 24% from $1,531,000 for the three month period ended June 30, 1999 to $1,160,000 for the three month period ended June 30, 2000 and increased 91% to $5,853,000 for the six month period ended June 30, 2000 from $3,060,000 for the six month period ended June 30, 1999. The decrease in the three month period mainly is due to the reduction in payroll expenses related to the October 1999 company wide reorganization. The increase in the six month period primarily is due to a one-time non-cash charge of $3,139,000 for compensation expense related to the February 8, 2000 acceleration of certain stock options and the extension of the exercise period for options held by the Company's executive officers and outside directors. Payroll expenses decreased due to reduced employee headcount following the October 1999 company-wide reorganization. This decrease was partially offset by increases in legal and other consulting costs. We anticipate that general and administrative expenses for the remaining quarters of 2000 will be at amounts lower than the comparable periods in 1999.

Interest and other income consisted primarily of interest revenues and decreased 43% from $496,000 for the three month period ended June 30, 1999 to $285,000 for the three month period ended June 30, 2000 and decreased 53% from $1,251,000 for the six month period ended June 30, 1999 to $584,000 for the six month period ended June 30, 2000. This decrease was primarily attributed to lower average balances of cash and marketable securities during the three and six months ended June 30, 2000 as compared to the same periods of 1999 due principally to our repurchase of all of the outstanding Series 1998/A Preferred Stock for approximately $22,470,000 in May 1999.

Interest expense increased 15% from $36,000 for the three month period ended June 30, 1999 to $41,000 for the three month period ended June 30, 2000 and increased 24% from $68,000 for the six month period ended June 30, 1999 to $85,000 for the six month period ended June 30, 2000. The increase in interest expense for the three and six month periods ended June 30, 2000 is due to an increase in our obligations under capital leases as compared to the same periods a year ago.

In February 2000, the Company announced that it will merge with Ontogeny, Inc., and Reprogenesis, Inc., to form a public company named Curis, Inc. Each company is holding its stockholder meeting on July 31, 2000 to vote on the proposed merger to form Curis, Inc. The merger is expected to close in the third quarter of 2000. In contemplation of the merger, the Company closed its Boston office. Gain on sale of assets in the three and six months ended June 30, 2000 is $305,000. This gain represents closing the Company's Boston facility including the sale of certain leased assets in the facility, and the sale of other assets in one of the Company's other facilities.

As a result of the foregoing, we incurred a net loss of $2,514,000 for the three month period ended June 30, 2000, compared to a net loss of $2,926,000 for the three month period ended June 30, 1999 and a net loss of $8,356,000 for the six months ended June 30, 2000, compared to a net loss of $5,637,000 for the six months ended June 30, 1999.

Accretion and Repurchase Costs on Series 1998/A Preferred Stock was $2,006,000 and $2,396,000 for the three and six month periods ended June 30, 1999, respectively, and included the following: $102,000 and $385,000, respectively, calculated at the rate of 5% per annum of the stated value of the outstanding Series 1998/A Preferred Stock; $38,000 and $144,000, respectively, of accretion of issuance costs related to the sale of Series 1998/A Preferred Stock; and as a result of the repurchase of the Series 1998/A Preferred Stock on May 7, 1999, a one-time charge of approximately $1,867,000 recorded in the second quarter of 1999 which represents accretion of the Series 1998/A Preferred Stock up to its repurchase amount and accretion of all remaining issuance costs. As a result of that transaction, the Series 1998/A Preferred Stock was retired and there will be no subsequent conversions into Common Stock.

In computing the net loss applicable to common stockholders for the three and six months ended June 30, 1999, accretion of the Series 1998/A Preferred Stock mentioned above is included.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $16,521,000. We have restricted marketable securities of $5,316,000. We have financed our operations primarily through placements of equity securities, revenues received under agreements with collaborative partners, and more recently, manufacturing contracts and the sale of our OP-1 manufacturing rights and facilities to Stryker.

The Company owns 107,142 shares of common stock in a company which completed an initial public offering in the second quarter of 2000. These securities are restricted because they cannot be freely traded until October 7, 2000. In addition, the Company holds a warrant to purchase 53,571 shares of common stock which expire on January 27, 2005. As of June 30, 2000, the warrants were valued at approximately $1,740,000. The Company has classified these securities as available-for-sale and has recorded the appreciation and the carrying value of the investment of approximately $5,216,000 in other comprehensive income as of June 30, 2000.

Cash used for operating activities of $8,319,000 in the six months ended June 30, 2000 compared to $8,303,000 in the six months ended June 30, 1999.

Cash provided by investing activities of $15,388,000 in the six months ended June 30, 2000 compared to $14,526,000 of cash provided by for investing activities in the six months ended June 30, 1999. We decreased our investment in property, plant and equipment to $8,094,000 at June 30, 2000 from $8,625,000 at December 31, 1999 due to the sale of certain assets related to the proposed merger. We have budgeted to spend approximately $220,000 during the remaining quarters of 2000 on equipment purchases to upgrade our research and development capabilities. In the past, we have entered into lease agreements to provide for the lease financing of laboratory and office equipment. We may enter into similar agreements in the future.

Financing activities in the six months ended June 30, 2000 provided $3,732,000 of cash as compared with $22,178,000 used in the six months ended June 30, 1999.

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

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation". The interpretation clarifies the application of Opinion 25 in certain situations, as defined. The interpretation is effective July 1, 2000 but would cover certain events having occurred after December 15, 1998. The Company has not yet completed its evaluation of FASB Interpretation No. 44, and is, therefore, unable to disclose the impact adoption will have on its consolidated financial position or results of operations.

Cautionary Factors with Respect to Forward-Looking Statements

This Form 10-Q contains forward-looking statements which are based on management's current expectations and which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. We caution investors that there is no guarantee that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to the following:

 .     Our reliance on current and prospective collaborative partners to supply funds for research and development and to commercialize our products;
 .     Uncertainty as to timing of and our ability to commercialize our products;
 .     Our reliance on our lead product candidate;
 .     Our lack of control over the clinical or regulatory progress of several applications for our products, which are controlled by our collaborative partners;
 .     Our reliance on programs in various stages of preclinical development and early stage research;
 .     Our reliance on key management personnel;
 .     Intense competition related to the research and development of morphogenic and other proteins for various applications and therapies and the possibility that others may discover or develop, and we may not be able to gain rights with respect to, the technology necessary to commercialize our products;
 .     Our lack of development, commercial manufacturing, marketing and sales experience and the risk that any products that we develop may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that we expect to target;
 .     Our lack of control over government approvals on our lead product;
 .     Uncertainty related to market conditions affecting the biotechnology industry;
 .     Uncertainty as to the extent of future government regulation of our business;
 .     Uncertainty as to whether there will exist adequate reimbursement for our products from governments, private health insurers and other organizations; and
 .     Uncertainty as to whether the merger will be approved by our shareholders and regulatory authorities, and if approved, whether the benefits of integration will be achieved.

As a result, our future development and commercialization efforts involve a high degree of risk.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
================================================================================

The Company's market risk disclosures set forth in the 1999 Form 10-K/A have not changed significantly through the quarter ended June 30, 2000.

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

ITEM 5.   OTHER INFORMATION.

          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.

          Exhibit
          Number   Description
          ------   -----------

          27       Financial Data Schedule.

          (b)  Reports on Form 8-K.

               Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hopkinton, Massachusetts, on July 26, 2000.



                                    CREATIVE BIOMOLECULES, INC.



                                    By:   /s/Steven L. Basta
                                         --------------------
                                         Vice President, Finance and Business
                                         Development



                                    By:  /s/Susan M. Letterie
                                         ---------------------
                                         Director of Accounting

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hopkinton, Massachusetts, on July 26, 2000.



                                         CREATIVE BIOMOLECULES, INC.



                                         By:
                                            ---------------------
                                            Steven L. Basta
                                            Vice President, Finance and Business
                                            Development



                                         By:
                                            ---------------------
                                            Susan M. Letterie
                                            Director of Accounting

                                 EXHIBIT INDEX


   Exhibit
   Number    Description
   ------    -----------


   27        Financial Data Schedule